Form 10-Q
period 2019-07-31
Slack Technologies, Inc.
filed 2019-09-05
CIK 1764925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number: 001-38926

Slack Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-4400325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Howard Street
San Francisco, California 94105
(Address of principle executive offices including zip code)

(855) 980-5920
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	WORK	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes or ☒ No.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes or ☐ No.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
There were 259,605,979 shares of the registrant’s Class A common stock outstanding and 284,486,438 shares of the registrant’s Class B common stock outstanding as of August 15, 2019.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of revenue, and operating expenses;

•	our ability to maintain the security and availability of Slack;

•	our ability to increase the number of organizations on Slack and paid customers;

•	our ability to grow or maintain our Net Dollar Retention Rate;

•	our ability to achieve widespread adoption;

•	our ability to effectively manage our growth and future expenses;

•	our ability to maintain our network of partners;

•	our ability to enhance Slack to respond to new technologies and requirements of organizations on Slack;

•	our estimated market opportunity;

•	the future benefits to be derived from new third-party applications and integrations;

•	our ability to maintain, protect, and enhance our intellectual property;

•	our ability to comply with modified or new laws and regulations applying to our business;

•	the attraction and retention of qualified employees and key personnel;

•	our anticipated investments in sales and marketing and research and development;

•	the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs;

•	our ability to successfully defend litigation brought against us; and

•	the increased expenses associated with being a public company.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

_________________

Unless the context requires otherwise, we are referring to Slack Technologies, Inc. together with its subsidiaries when we use the terms the “Company,” “we,” “our,” or “us.”

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	As of
	July 31, 2019	January 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$498,275	$180,770
Marketable securities	287,072	660,301
Accounts receivable, net	72,538	87,438
Prepaid expenses and other current assets	60,289	54,213
Total current assets	918,174	982,722
Restricted cash	38,490	20,490
Strategic investments	17,496	12,334
Property and equipment, net	107,513	88,359
Intangible assets, net	13,137	15,203
Goodwill	48,598	48,598
Other assets	32,306	31,250
Total assets	$1,175,714	$1,198,956
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,476	$16,613
Accrued compensation and benefits	65,909	46,151
Accrued expenses and other current liabilities	42,866	29,809
Deferred revenue	285,016	239,825
Total current liabilities	402,267	332,398
Deferred revenue, noncurrent	1,507	2,048
Other liabilities	22,157	22,904
Total liabilities	425,931	357,350
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock	—	1,392,101
Common stock	54	13
Additional paid-in-capital	1,796,988	105,633
Accumulated other comprehensive loss	(119)	(498)
Accumulated deficit	(1,058,457)	(665,563)
Total Slack Technologies, Inc. stockholders’ equity	738,466	831,686
Noncontrolling interest	11,317	9,920
Total stockholders’ equity	749,783	841,606
Total liabilities and stockholders’ equity	$1,175,714	$1,198,956
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue	$144,973	$92,018	$279,794	$172,937
Cost of revenue	31,106	11,361	49,680	21,462
Gross profit	113,867	80,657	230,114	151,475
Operating expenses:
Research and development	217,769	35,182	268,872	70,592
Sales and marketing	136,392	53,553	203,230	95,721
General and administrative	123,356	25,608	160,100	45,176
Total operating expenses	477,517	114,343	632,202	211,489
Loss from operations	(363,650)	(33,686)	(402,088)	(60,014)
Other income (expense), net	3,111	2,085	10,188	3,887
Loss before income taxes	(360,539)	(31,601)	(391,900)	(56,127)
Provision (benefit) for income taxes	(923)	85	(403)	435
Net loss	(359,616)	(31,686)	(391,497)	(56,562)
Net income (loss) attributable to noncontrolling interest	(54)	174	1,397	180
Net loss attributable to Slack	$(359,562)	$(31,860)	$(392,894)	$(56,742)
Basic and diluted net loss per share:
Net loss per share attributable to Slack common stockholders, basic and diluted	$(0.98)	$(0.26)	$(1.58)	$(0.47)
Weighted-average shares used in computing net loss per share attributable to Slack common stockholders, basic and diluted	368,533	120,900	249,222	119,930
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

Net loss	$(359,616)	$(31,686)	$(391,497)	$(56,562)
Other comprehensive income (loss), net of tax:
Change in unrealized income or loss on marketable securities	(41)	297	379	(219)
Other comprehensive income (loss), net of tax	(41)	297	379	(219)
Comprehensive loss	(359,657)	(31,389)	(391,118)	(56,781)
Comprehensive income (loss) attributable to noncontrolling interest	(54)	174	1,397	180
Comprehensive loss attributable to Slack	$(359,603)	$(31,563)	$(392,515)	$(56,961)
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2019	373,372	$1,392,101	127,573	$13	$105,633	$(498)	$(665,563)	$9,920	$841,606
Exercise of stock options	—	—	2,694	—	2,907	—	—	—	2,907
Vesting of early exercised stock options	—	—	—	—	88	—	—	—	88
Issuance of restricted stock awards (RSAs)	—	—	505	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	420	—	—	420
Stock-based compensation	—	—	—	—	3,639	—	—	—	3,639
Net income (loss)	—	—	—	—	—	—	(33,332)	1,451	(31,881)
Balance at April 30, 2019	373,372	1,392,101	130,772	13	112,267	(78)	(698,895)	11,371	816,779
Exercise of stock options	—	—	8,046	1	6,804	—	—	—	6,805
Vesting of early exercised stock options	—	—	—	—	69	—	—	—	69
Cancellation of restricted stock awards (RSAs)	—	—	(10)	—	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(2)	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with direct listing	(373,372)	(1,392,101)	373,372	37	1,392,064	—	—	—	—
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	30,388	3	(3)	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(41)	—	—	(41)
Stock-based compensation	—	—	—	—	285,787	—	—	—	285,787
Net loss	—	—	—	—	—	—	(359,562)	(54)	(359,616)
Balance at July 31, 2019	—	$—	542,566	$54	$1,796,988	$(119)	$(1,058,457)	$11,317	$749,783

	Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2018	337,483	$965,221	119,735	$12	$71,885	$(1,089)	$(524,880)	$8,139	$519,288
Exercise of stock options	—	—	1,163	—	832	—	—	—	832
Vesting of early exercised stock options	—	—	—	—	101	—	—	—	101
Cancellation of restricted stock awards (RSAs)	—	—	(19)	—	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(103)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(516)	—	—	(516)
Stock-based compensation	—	—	—	—	6,118	—	—	—	6,118
Net income (loss)	—	—	—	—	—	—	(24,882)	6	(24,876)
Balance at April 30, 2018	337,483	965,221	120,776	12	78,936	(1,605)	(549,762)	8,145	500,947
Exercise of stock options	—	—	1,466	—	1,077	—	—	—	1,077
Vesting of early exercised stock options	—	—	—	—	93	—	—	—	93
Issuance of restricted stock awards (RSAs)	—	—	119	—	—	—	—	—	—
Issuance of Class A common stock to a third party	—	—	900	—	6,084	—	—	—	6,084
Other comprehensive income	—	—	—	—	—	297	—	—	297
Stock-based compensation	—	—	—	—	1,638	—	—	—	1,638
Net income (loss)	—	—	—	—	—	—	(31,860)	174	(31,686)
Balance at July 31, 2018	337,483	$965,221	123,261	$12	$87,828	$(1,308)	$(581,622)	$8,319	$478,450
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(391,497)	$(56,562)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,657	6,663
Loss on disposal of property and equipment	—	2,165
Stock-based compensation	289,426	7,756
Amortization of deferred contract acquisition costs	3,290	1,090
Net amortization of bond premium on debt securities available for sale	(1,736)	(565)
Change in fair value of strategic investments	(2,884)	(349)
Other non-cash charges	(359)	298
Changes in operating assets and liabilities:
Accounts receivable	15,258	(6,134)
Prepaid expenses and other assets	(10,161)	(10,848)
Accounts payable	(1,436)	5,541
Accrued compensation and benefits	19,758	668
Deferred revenue	44,650	43,910
Other current and long-term liabilities	9,229	11,288
Net cash provided by (used in) operating activities	(13,805)	4,921
Cash flows from investing activities:
Purchases of marketable securities	(59,553)	(368,049)
Maturities of marketable securities	268,951	347,191
Sales of marketable securities	166,074	6,633
Acquisition of business	—	(2,500)
Acquisition of intangible assets	—	(1,184)
Purchases of property and equipment	(28,269)	(27,612)
Sales of property and equipment	—	520
Purchase of strategic investments	(5,470)	(900)
Proceeds from liquidation of strategic investments	2,858	152
Net cash provided by (used in) investing activities	344,591	(45,749)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,275	1,862
Payment of contingent consideration for an acquisition	(5,000)	—
Issuance of common stock to third party	—	6,084
Other financing activities	(556)	(15)
Net cash provided by financing activities	4,719	7,931
Net increase (decrease) in cash, cash equivalents and restricted cash	335,505	(32,897)
Cash, cash equivalents and restricted cash at beginning of period	201,260	138,063
Cash, cash equivalents and restricted cash at end of period	$536,765	$105,166

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$455	$298
Non-cash investing and financing activities:
Increase (decrease) in purchases of property and equipment included in liabilities	$1,476	$770
Vesting of early exercised stock options	$157	$194
Unrealized short-term gain (loss) on marketable securities	$505	$219
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
Note 1.    Description of Business and Summary of Significant Accounting Policies
Business
Slack Technologies, Inc. (the “Company” or “Slack”) operates a business technology software platform that brings together people, applications, and data and sells its offering under a software-as-a-service model. The Company was incorporated in Delaware in 2009 as Tiny Speck, Inc. In 2014, the Company changed its name to Slack Technologies, Inc. and publicly launched its current offering. The Company is headquartered in San Francisco, California.
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal year 2020, for example, refer to the fiscal year ended January 31, 2020.
Direct Listing
On June 20, 2019, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”). The Company incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and recorded general and administrative expenses of $28.1 million and $30.4 million for the three and six months ended July 31, 2019, respectively. Prior to the Direct Listing, all shares of outstanding convertible preferred stock were converted into an equivalent number of shares of Class B common stock.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements include 100% of the accounts of wholly owned and majority-owned subsidiaries and the ownership interest of minority investors is recorded as noncontrolling interest.
The unaudited condensed consolidated balance sheet as of January 31, 2019 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. In management's opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of comprehensive loss, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 20, 2019 (the “Prospectus”).
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on information available as of the date of the condensed consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions; however, actual results could materially differ from these estimates.
The Company’s most significant estimates and judgments involve revenue recognition, stock-based compensation including the estimation of fair value of common stock, valuation of strategic investments, valuation of acquired goodwill and intangibles from acquisitions, period of benefit for deferred costs, and uncertain tax positions.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements–Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in

its Prospectus. There have been no significant changes to these policies during the three months ended July 31, 2019.
Recently Issued Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases, which supersedes the guidance in topic ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. For public companies, Topic 842 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company has elected to use the extended transition period that allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies under the Jumpstart Our Business Startups Act. For as long as the Company remains an “emerging growth company,” the new guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, and is required to be applied using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard and currently believes the most significant impact upon adoption will be the recognition of material right-of-use assets and lease liabilities on its condensed consolidated balance sheets associated with operating leases. The Company does not believe this standard will have a material impact on its condensed consolidated statements of operations.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU No. 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently of evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This standard is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. ASU No. 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.
Note 2.    Revenue and Contract Costs
Contract Balances
Contract liabilities consist of deferred revenue. The Company recognized $95.4 million and $57.9 million during the three months ended July 31, 2019 and 2018, respectively, that was included in deferred revenue balances at the beginning of the respective periods. The Company recognized $152.2 million and $81.4 million during the six months ended July 31, 2019 and 2018, respectively, that was included in deferred revenue balances at the beginning of the respective periods.
Contract Costs, Net
Sales commissions earned by the Company’s sales force are capitalized as deferred costs within prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets. Deferred commissions, net, included in prepaid expenses and other current assets were $8.0 million and $5.3 million as of July 31, 2019 and January 31, 2019, respectively. Deferred commissions, net, included in other assets were $16.7 million and $11.9 million as of July 31, 2019 and January 31, 2019, respectively.
Amortized costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations and were $1.8 million and $0.6 million for the three months ended July 31, 2019 and 2018, respectively, and $3.3 million and $1.1 million or the six months ended July 31, 2019 and 2018, respectively. There was no impairment loss in relation to the deferred costs for any period presented.
Remaining Performance Obligation
As of July 31, 2019, future estimated revenue related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period was $215.3 million, of which 55%, 36%, and 9% is expected to be recognized in the twelve months ending July 31, 2020, 2021, and 2022, respectively.
The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which applies primarily to its monthly and annual subscription contracts.
Disaggregation of Revenue
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
United States	$90,734	$58,476	$175,063	$110,578
International	54,239	33,542	104,731	62,359
Total	$144,973	$92,018	$279,794	$172,937

No individual foreign country contributed in excess of 10% of revenue for the three months or six months ended July 31, 2019 and 2018.
Note 3.    Fair Value Measurements
The Company’s money market funds and sweep account are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company’s commercial paper, U.S. agency and government securities, international government securities, certificates of deposit, and corporate bonds are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are observable directly or indirectly. The Company’s strategic investments in privately held companies are classified within Level 3 of the fair value hierarchy because they have been valued using unobservable inputs for which the Company has been required to develop its own assumptions. Realized and unrealized gains and losses relating to the strategic investments are recorded in other income (expense), net in the accompanying condensed consolidated statements of operations.
The following table provides the financial instruments measured at fair value on a recurring basis, within the fair value hierarchy (in thousands):

As of July 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$400,337	$—	$—	$400,337
Total cash equivalents	$400,337	$—	$—	$400,337

Marketable securities:
Certificates of deposit	$2,890	$—	$—	$2,890
Commercial paper	—	17,348	—	17,348
U.S. agency securities	—	11,882	—	11,882
U.S. government securities	—	132,209	—	132,209
International government securities	—	25,675	—	25,675
Corporate bonds	—	97,068	—	97,068
Total marketable securities	$2,890	$284,182	$—	$287,072
Noncurrent assets:
Strategic investments	$—	$—	$17,496	$17,496

As of January 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$118,737	$—	$—	$118,737
Total cash equivalents	$118,737	$—	$—	$118,737
Marketable securities:
Commercial paper	$—	$17,462	$—	$17,462
U.S. agency securities	—	44,879	—	44,879
U.S. government securities	—	370,574	—	370,574
International government securities	—	36,734	—	36,734
Corporate bonds	—	190,652	—	190,652
Total marketable securities	$—	$660,301	$—	$660,301
Noncurrent assets:
Strategic investments	$—	$—	$12,334	$12,334

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Balance at beginning of period	$15,266	$7,623	$12,334	$7,623
Purchases	2,370	900	5,470	900
Proceeds from liquidation	—	(134)	(3,193)	(134)
Realized gains (losses)	—	(66)	2,693	(66)
Unrealized gains relating to investments still held at reporting date	(140)	415	192	415
Balance at end of period	$17,496	$8,738	$17,496	$8,738

Note 4.    Balance Sheet Components
Cash, Cash Equivalents, and Marketable Securities
The following tables summarize the amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisting of the following (in thousands):

As of July 31, 2019	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$97,938	$—	$—	$97,938
Money market funds	400,337	—	—	400,337
Total cash and cash equivalents	498,275	—	—	498,275
Marketable securities:
Certificates of deposit	2,890	—	—	2,890
Commercial paper	17,357	—	(9)	17,348
U.S. agency securities	11,877	5	—	11,882
U.S. government securities	132,044	165	—	132,209
International government securities	25,668	8	(1)	25,675
Corporate bonds	97,027	50	(9)	97,068
Total marketable securities	286,863	228	(19)	287,072
Total cash, cash equivalents and marketable securities	$785,138	$228	$(19)	$785,347

As of January 31, 2019	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$62,033	$—	$—	$62,033
Money market funds	118,737	—	—	118,737
Total cash and cash equivalents	180,770	—	—	180,770
Marketable securities:
Commercial paper	17,461	1	—	17,462
U.S. agency securities	44,886	7	(14)	44,879
U.S. government securities	370,498	143	(67)	370,574
International government securities	36,810	—	(76)	36,734
Corporate bonds	190,944	—	(292)	190,652
Total marketable securities	660,599	151	(449)	660,301
Total cash, cash equivalents and marketable securities	$841,369	$151	$(449)	$841,071

The Company periodically evaluates its investments for other-than-temporary declines in fair value. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer were immaterial as of July 31, 2019 and January 31, 2019. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, the Company does not consider any portion of the unrealized losses as of July 31, 2019 or January 31, 2019 to represent an other-than temporary impairment or credit losses.

The following table classifies marketable securities by contractual maturities (in thousands):

	As of
	July 31, 2019	January 31, 2019
Due in one year	$279,876	$506,297
Due in one to two years	7,196	154,004
Total	$287,072	$660,301

Property and Equipment, Net
The following is a summary of the Company’s property and equipment by category (in thousands):

	As of
	July 31, 2019	January 31, 2019
Leasehold improvements	$99,416	$86,258
Furniture and fixtures	26,968	19,693
Capitalized internal-use software costs	4,241	4,241
Computer equipment	3,259	2,222
Construction in progress	11,060	6,076
Property and equipment, gross	144,944	118,490
Less: accumulated depreciation and amortization	(37,431)	(30,131)
Property and equipment, net	$107,513	$88,359

As of July 31, 2019 and January 31, 2019, property and equipment, net attributed to United States were 88% and 87%, respectively, of total property and equipment, net. There was no individual foreign country with an excess of 10% of total property and equipment, net as of July 31, 2019 or January 31, 2019.
Depreciation and amortization expense was $5.8 million and $3.8 million for the three months ended July 31, 2019 and 2018, respectively. Depreciation and amortization expense was $10.6 million and $6.6 million for the six months ended July 31, 2019 and 2018, respectively.
Intangible Assets, Net
Intangible assets consist of the following (in thousands):

July 31, 2019	Weighted-average remaining amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	6.0 years	$9,100	$1,354	$7,746
Developed technology	2.1 years	8,527	3,859	4,668
Assembled workforce	1.2 years	1,198	475	723
Total		$18,825	$5,688	$13,137

January 31, 2019	Weighted-average remaining amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	6.5 years	$9,100	$704	$8,396
Developed technology	2.6 years	8,527	2,743	5,784
Assembled workforce	1.7 years	1,198	175	1,023
Total		$18,825	$3,622	$15,203

Amortization expense of intangible assets was $1.1 million and $0.1 million for the three months ended July 31, 2019 and 2018, respectively. Amortization expense of intangible assets was $2.1 million and $0.1 million for the six months ended July 31, 2019 and 2018, respectively.

As of July 31, 2019, expected amortization expense relating to intangible assets for each of the next five fiscal years and thereafter is as follows (in thousands):

Year ending January 31,
2020 (6 months remaining)	$2,066
2021	3,957
2022	2,618
2023	1,300
2024	1,300
Thereafter	1,896
Total	$13,137

Note 5.    Revolving Credit Facility
On May 30, 2019, the Company entered into a $215.0 million revolving credit and guaranty agreement with a syndicate of financial institutions. The revolving credit facility has an accordion option, which, if exercised, would allow the Company to increase the aggregate commitments by up to the greater of $200.0 million and 100% of the consolidated adjusted EBITDA of the Company and its subsidiaries, plus an unlimited amount subject to satisfaction of certain leverage ratio based compliance tests after giving effect to the exercise, in each case subject to obtaining additional lender commitments and satisfying certain conditions. Pursuant to the terms of the revolving credit facility, the Company may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing under such facility. The revolving credit facility terminates on May 30, 2024.
Interest on borrowings under the revolving credit facility accrues at a variable rate tied to the prime rate or the LIBOR, plus the applicable margin, at the Company’s election. The margin is 0.25% in the case of prime rate loans and 1.25% in the case of LIBOR loans. Interest is payable quarterly in arrears. Pursuant to the terms of the revolving credit facility, the Company is required to pay an annual commitment fee that accrues at a rate of 0.10% per annum on the unused portion of the borrowing commitments under the revolving credit facility. In addition, the Company is required to pay a fee in connection with letters of credit issued and outstanding under the revolving credit facility that accrues at a rate of 1.25% per annum on the amount to be drawn under such letters of credit outstanding. There is an additional fronting fee of 0.125% per annum multiplied by the aggregate face amount of issued and outstanding letters of credit.
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, create or incur liens, merge or consolidate with other companies, sell substantially all of the Company’s assets, liquidate or dissolve, make distributions to the Company’s equity holders or its subsidiaries’ equity interests, pay dividends, make redemptions and repurchases of stock, or engage in transactions with affiliates. In addition, the revolving credit facility contains financial covenants, including a minimum liquidity balance and a minimum revenue amount. The Company was in compliance with all covenants under the revolving credit facility during the three months ended July 31, 2019.
As of July 31, 2019, the Company had no amounts or letters of credit issued and outstanding under the revolving credit facility. The Company’s total available borrowing capacity under the revolving credit facility was $215.0 million as of July 31, 2019.
Note 6.    Commitments and Contingencies
Lease Commitments
The Company has entered into various noncancelable operating leases for its facilities expiring between fiscal years 2020 and 2031. Certain operating leases contain provisions under which monthly rent escalates over time. When lease agreements contain escalating rent clauses or free rent periods, the Company recognizes rent expense on a straight-line basis over the term of the lease.
In March 2019, the Company entered into a noncancelable operating lease for an office facility in San Francisco, California. In connection with entering into the lease agreement, the Company made a security deposit of $18.0 million in the form of a standby letter of credit, which is included in restricted cash as of July 31, 2019. The lease term is from March 2019 through June 2030, with future minimum lease payments of $171.0 million. The Company is entitled to receive tenant improvement reimbursements not to exceed $25.4 million.

Rent expense, net of sublease income, was $8.7 million and $6.4 million for the three months ended July 31, 2019 and 2018, respectively. Rent expense, net of sublease income, was $17.0 million and $12.0 million for the six months ended July 31, 2019 and 2018, respectively.
Future minimum lease payments under noncancelable operating leases that have initial terms in excess of one year as of July 31, 2019 are as follows (in thousands):

Year ending January 31,
2020 (6 months remaining)	$15,196
2021	38,648
2022	40,944
2023	41,129
2024	40,509
Thereafter	231,757
Total	$408,183

Hosting Commitments
In April 2018, the Company executed an amendment to its existing agreement with Amazon Web Services (“AWS”). The amended agreement was effective as of May 1, 2018 and continues through July 31, 2023. The Company has minimum annual commitments of $50.0 million each year of the agreement term for a total minimum commitment of $250.0 million. As of July 31, 2019, the Company had a remaining minimum payment obligation of $187.5 million to AWS through July 31, 2023.
Legal Matters
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position or results of operations.
Indemnification Agreements
The Company has signed indemnification agreements with all its directors and executive officers. The agreements indemnify the director or executive officer from claims and expenses on actions brought against the individuals, separately or jointly with the Company, for indemnifiable events. Indemnifiable events generally mean any event or occurrence related to the fact that the director or executive officer was or is acting in his or her capacity as a director or executive officer for the Company or was or is acting or representing the interests of the Company. The terms of obligations under these indemnification agreements may vary.
In the ordinary course of business, the Company enters into contractual arrangements under which the Company agrees to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from its various products, or its acts or omissions. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments.
As of July 31, 2019 and January 31, 2019, no material amounts were accrued.
Note 7.    Stockholders Equity
Common Stock
On June 7, 2019, the Company amended and restated its certificate of incorporation to authorize 5,000,000,000 shares of Class A common stock and 700,000,000 shares of Class B common stock. Holders of Class A common stock and Class B common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s board of directors, subject to preferences that may apply to any shares of preferred stock outstanding at the time. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Upon a liquidation, dissolution or winding-up of the Company, any distribution of proceeds to common stockholders will be made on a pro rata basis to the holders of Class A common stock, Class B common stock and any participating preferred stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock. Shares of Class B common stock will automatically convert into shares of Class A common stock upon a sale or transfer (other than with respect to certain estate planning and other transfers). All shares of Class B common stock outstanding in June 2029 will automatically convert into shares of Class A common stock. Class A common stock and Class B common stock is not redeemable at the option of the holder. As of July 31, 2019, 257.4 million shares of Class A common stock and 285.2 million shares of Class B common stock were issued and outstanding.
Preferred Stock
The Company’s board of directors has the authority, without further action by the Company’s stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors.
Convertible Preferred Stock
Prior to the Company’s Direct Listing, all of the 373.4 million shares of outstanding convertible preferred stock were converted into an equivalent number of shares of Class B common stock.
Equity Incentive Plans
The Company maintains two equity incentive plans: the 2009 Stock Plan (the “2009 Plan”) and the 2019 Stock Option and Incentive Plan (the “2019 Plan”). Upon the completion of the Direct Listing, the Company adopted the 2019 Plan and terminated the 2009 Plan with all shares that remained available for future issuance at that time cancelled. The 2019 Plan is a successor to and continuation of the 2009 Plan that provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other forms of awards. The Company initially reserved 60.2 million shares of Class A common stock for the issuance of awards under the 2019 Plan. These available shares will automatically increase each February 1, beginning on February 1, 2020, by 5% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding January 31, or such lesser number of shares as determined by the Company’s board of directors or compensation committee.
Stock Options
A summary of stock option activity related information is as follows (in thousands, except years and per share data):

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (In years)	Aggregate intrinsic value
Outstanding at January 31, 2019	18,406	$0.94	6.12	$177,012
Granted	3,663	10.58
Exercised	(10,758)	0.90
Cancelled	(162)	5.71
Outstanding at July 31, 2019	11,149	$4.06	6.82	$327,305
Stock options vested and exercisable at July 31, 2019	7,162	$1.05	5.50	$231,851
Stock options vested and expected to vest at July 31, 2019	11,149	$4.06	6.82	$327,305

As of July 31, 2019, there was $20.0 million of total unrecognized stock-based compensation related to outstanding stock options, which will be recognized over a weighted average period of 4.8 years.
Restricted Stock Units and Restricted Stock Awards
A summary of Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”) activity under the 2009 Plan and 2019 Plan is as follows (in thousands, except per share data):

	Restricted stock units		Restricted stock awards
	Number of shares	Weighted-average grant date fair value per share	Number of shares	Weighted-average grant date fair value per share
Unvested at January 31, 2019	63,114	$4.87	2,289	$7.23
Granted	20,214	18.01	505	13.60
Released	(30,391)	3.96	(487)	5.80
Cancelled	(2,084)	6.67	(10)	2.37
Unvested at July 31, 2019	50,853	$10.57	2,297	$8.96

As of July 31, 2019, there was $377.6 million of total unrecognized stock-based compensation related to unvested RSUs, which will be recognized over a weighted average period of 1.5 years. As of July 31, 2019, there was $17.8 million of total unrecognized stock-based compensation related to unvested RSAs, which will be recognized over a weighted average period of 3.4 years.
2019 Employee Stock Purchase Plan
The Company’s 2019 Employee Stock Purchase Plan (“2019 ESPP”) became effective on June 6, 2019. A total of 9.0 million shares of the Company’s Class A common stock were reserved for issuance under the 2019 ESPP. These available shares will automatically increase each February 1, beginning on February 1, 2020, by the lesser of 6.0 million shares of the Class A common stock, 1% of the number of shares of the Company’s Class A and Class B common stock issued and outstanding on the immediately preceding January 31, or such lesser number of shares as determined by the Company’s compensation committee.
The 2019 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount of 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the first offering period from the date of the Direct Listing, the 2019 ESPP provides for separate six-month offering periods beginning each October 10 and April 10.
On each purchase date, eligible employees will purchase the Company’s Class A common stock at a price per share equal to 85% of the lesser of (i) the fair market value of the Company’s Class A common stock on the offering date or (ii) the fair market value of the Company’s Class A common stock on the purchase date.
For the three months ended July 31, 2019, no shares of Class A common stock were purchased under the 2019 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2019 ESPP. As of July 31, 2019, total unrecognized compensation cost related to the 2019 ESPP was $1.2 million which will be amortized over a weighted average period of 0.2 years.
Stock-Based Compensation
The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Cost of revenue	$10,952	$58	10,998	661
Research and development	151,405	944	153,040	4,339
Sales and marketing	64,772	248	65,154	1,452
General and administrative	58,658	388	60,234	1,304
Total	$285,787	$1,638	$289,426	$7,756

On June 20, 2019, the Company recorded cumulative stock-based compensation of $245.1 million related to all then-outstanding RSUs as the performance vesting condition was satisfied upon the completion of the Direct Listing.

Note 8.    Other Income (Expense), Net
Other income (expense), net consist of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Interest income, net	$4,165	$2,405	$8,855	$4,481
Unrealized gains (losses) on foreign exchange	(1,386)	(968)	(1,110)	(1,477)
Transaction losses on foreign exchange	86	248	(848)	266
Change in fair value of strategic investments	(124)	349	2,884	349
Other non-operating income (loss), net	370	51	407	268
Other income (expense), net	$3,111	$2,085	$10,188	$3,887

Note 9.    Income Taxes
The Company computes its provision (benefit) for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period.
For the three months ended July 31, 2019 and 2018, the Company recorded a tax provision (benefit) of $(0.9) million and $0.1 million on pretax losses of $360.5 million and $31.6 million, respectively. The effective tax rates for the three month periods ended July 31, 2019 and 2018 were 0.3% and (0.3)%, respectively. For the three months ended July 31, 2019, the Company maintained a full valuation allowance on its U.S. federal, state and certain foreign jurisdictions net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
For the six months ended July 31, 2019 and 2018, the Company recorded a tax provision (benefit) of $(0.4) million and $0.4 million on pretax losses of $391.9 million and $56.1 million, respectively. The effective tax rates for the six month periods ended July 31, 2019 and 2018 were 0.1% and (0.8)%, respectively. For the six months ended July 31, 2019, the Company maintained a full valuation allowance on its U.S. federal, state, and certain foreign jurisdictions net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
As of July 31, 2019, the Company files tax returns in the U.S. federal, various state, and foreign jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, our income tax returns generally remain subject to examination by federal and most state tax authorities.
In July 2015, the U.S. Tax Court issued an opinion favorable to Altera Corporation (“Altera”) with respect to the exclusion of stock-based compensation from its intercompany cost-sharing arrangement. In June 2019, the U.S. Court of Appeals reversed the 2015 decision of the U.S. Tax Court. On July 22, 2019, Altera has petitioned the Ninth Circuit to a rehearing of a larger panel of eleven Ninth Circuit judges. The Company will continue to monitor and evaluate the potential impact of this litigation on its consolidated financial statements for the year ending January 31, 2020.
Note 10.    Net Loss per Share Attributable to Slack Common Stockholders
Basic net loss per share attributable to Slack common stockholders is computed by dividing the net loss attributable to Slack common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is the same as basic loss per share for all years presented because the effects of potentially dilutive items were antidilutive given the Company’s net loss in each period presented.

The following table presents the calculation of basic and diluted net loss per share attributable to Slack common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Numerator:
Net loss attributable to Slack	$(359,562)	$(31,860)	$(392,894)	$(56,742)
Denominator:
Weighted average common shares outstanding	368,533	120,900	249,222	119,930

Net loss per share attributable to Slack common stockholders, basic and diluted	$(0.98)	$(0.26)	$(1.58)	$(0.47)

Since the Company was in a loss position for all periods presented, basic net loss per share attributable to Slack common stockholders is the same as diluted net loss per share attributable to Slack common stockholders as the inclusion of all potential common shares outstanding would have been antidilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of
	July 31, 2019	July 31, 2018
Convertible preferred stock	—	337,483
Stock options	11,149	20,862
Unvested early exercised stock options	50	234
Restricted stock units	50,853	50,502
Restricted stock awards	2,297	613
Employee stock purchase plan	247	—
Total antidilutive securities	64,596	409,694

The Company had 373.4 million shares of preferred stock outstanding which were converted to Class B common shares in connection with the Direct Listing. These securities were potentially dilutive, as outstanding shares of preferred stock, through the date of conversion of June 7, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our final prospectus, or the Prospectus, filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, on June 20, 2019. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our Prospectus. Our fiscal year ends January 31.
Overview
Slack is a new layer of the business technology stack that brings together people, applications, and data – a single place where people can effectively work together, access hundreds of thousands of critical applications and services, and find important information to do their best work. Slack has very general and broad applicability. It is not aimed at any one specific purpose, but at nearly anything that people do together at work. Slack is used to review job candidates, coordinate election coverage, diagnose network problems, negotiate budgets, plan marketing campaigns, approve menus, and organize disaster response teams, along with countless other tasks.
Slack provides an easy way for users to share and aggregate information from other software, take action on notifications, and advance workflows in a multitude of third-party applications, over 1,800 of which are listed in the Slack App Directory. Developers have collectively created more than 500,000 third-party applications or custom integrations that were used in a typical week during the three months ended July 31, 2019. Further, Slack’s platform capabilities extend beyond integrations with third-party applications and allow for easy integrations with an organization’s internally-developed software.
Direct Listing
On June 20, 2019, we completed a direct listing of our Class A common stock, or the Direct Listing, on the New York Stock Exchange, or the NYSE. Our restricted stock units, or RSUs, had a performance vesting condition that was satisfied upon the completion of the Direct Listing. In connection with this vesting, we recorded cumulative stock-based compensation of $245.1 million in the three and six months ended July 31, 2019.
In addition, we incurred nonrecurring fees related to financial advisory services, audit, and legal expenses in connection with the Direct Listing and recorded $28.1 million and $30.4 million in general and administrative expense for the three and six months ended July 31, 2019, respectively.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, which may hinder comparability with other companies who may calculate similarly-titled metrics in a different way.
We define an organization as a separate entity, such as a company, educational or government institution, or distinct business unit of a company, that is on a subscription plan, whether free or paid. Once an organization has three or more users on a paid subscription plan, we count them as a Paid Customer, and when disclosing the number of Paid Customers, we round down to the nearest thousand.
Paid Customers
We believe that the growth in our Paid Customer base reflects our value proposition and positions us for future growth as our Paid Customers often expand their adoption over time and Paid Customers increase awareness of Slack, which leads to organic adoption by new organizations. Our Paid Customers base has expanded through increasing awareness of Slack, further developing our go-to-market strategy and continuing to build features tuned to different industry needs. Our Paid Customer base includes organizations of all sizes across a wide range of industries.
As of July 31, 2019 and 2018, we had approximately 100,000 and 73,000 Paid Customers, respectively.
Paid Customers >$100,000

We focus on growing the number of Paid Customers >$100,000 as a measure of our ability to scale with organizations on Slack and attract larger organizations to Slack. We believe that our ability to increase the number of Paid Customers >$100,000 is a key indicator for important components of the growth of our business, including our success in expanding the number of users within a Paid Customer, providing the functionality required by large organizations and developing our direct sales force.
We define Paid Customers >$100,000 as those organizations on a paid subscription plan that had more than $100,000 in annual recurring revenue, or ARR, as of a period end. ARR is based on monthly recurring revenue, or MRR, for the most recent month at period end, multiplied by twelve. For Paid Customers that have a type of subscription agreement where billing is reconciled on a monthly or quarterly basis based on usage, MRR is calculated by multiplying the monthly subscription price, inclusive of discounts, by the number of active subscriptions as of the month end. For Paid Customers that have a type of subscription agreement where billing is fixed and independent of usage, MRR is calculated by multiplying the monthly subscription price, inclusive of discounts, by the number of purchased subscriptions.
As of July 31, 2019 and 2018, we had 720 and 412 Paid Customers >$100,000, respectively.
Net Dollar Retention Rate
We disclose Net Dollar Retention Rate as a supplemental measure of our organic revenue growth. We believe Net Dollar Retention Rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain, and grow revenue from, our Paid Customers.
We calculate Net Dollar Retention Rate as of a period end by starting with the MRR from all Paid Customers as of twelve months prior to such period end, or Prior Period MRR. We then calculate the MRR from these same Paid Customers as of the current period end, or Current Period MRR. Current Period MRR includes expansion within Paid Customers and is net of contraction or attrition over the trailing twelve months, but excludes revenue from new Paid Customers in the current period, including those organizations that were only on Free subscription plans in the prior period and converted to paid subscription plans during the current period. We then divide the total Current Period MRR by the total Prior Period MRR to arrive at our Net Dollar Retention Rate.
As of July 31, 2019 and 2018, our Net Dollar Retention Rate was 136% and 146%, respectively. Our Net Dollar Retention Rate has declined year over year as our base of revenue has grown and our penetration within existing, long-term Paid Customers has increased. Our Net Dollar Retention Rate will fluctuate in future periods due to a number of factors, including the growing level of our revenue base, the level of penetration within our Paid Customer base, expansion of products and features, and our ability to retain our Paid Customers.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the below non-GAAP measures are useful in evaluating our operating performance. We use the below non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance, and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(In thousands)
Calculated Billings	$174,807	$114,767	$324,444	$216,847
Free Cash Flow	$(7,871)	$(7,722)	$(42,074)	$(22,691)
Calculated Billings
Calculated Billings consists of our revenue plus the change in our deferred revenue in a given period. The Calculated Billings metric is intended to reflect sales to new paid customers plus renewals and additional sales to existing paid customers. Our management uses Calculated Billings to measure and monitor our sales growth because we generally bill our paid customers at the time of sale, but may recognize a portion of the related revenue ratably over time. For subscriptions, we typically invoice our paid customers at the beginning of the term, in annual or monthly installments and, from time to time, in multi-year installments. Only amounts invoiced to a paid customer in a given period are included in Calculated Billings. While we believe that Calculated Billings provides valuable insight into the cash that will be generated from sales of our subscriptions, this metric may vary from period-to-period for a number of reasons, and therefore has a number of limitations as a quarter-over-quarter or year-over-year comparative measure. These reasons include, but are not limited to, the following: (i) a variety of contractual terms could result in some periods having a higher proportion of annual subscriptions than other periods, (ii) as we focus on sales to large organizations, the lengthening of our sales cycle, and the variability in the timing of the execution of these larger transactions, (iii) fluctuations in payment terms affecting the billings recognized in a particular period, and (iv) seasonality in our billings, with a greater proportion of our billings occurring in our fourth quarter, following typical enterprise software buying patterns. Because of these and other limitations, you should consider Calculated Billings along with revenue and our other GAAP financial results.
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to Calculated Billings, for each of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(In thousands)
Revenue	$144,973	$92,018	$279,794	$172,937
Add: Total deferred revenue, end of period	286,523	169,363	286,523	169,363
Less: Total deferred revenue, beginning of period	(256,689)	(146,614)	(241,873)	(125,453)
Calculated Billings	$174,807	$114,767	$324,444	$216,847
Free Cash Flow
Free Cash Flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less purchases of property and equipment. We believe that Free Cash Flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our core operations that, after the purchases of property and equipment, can be used for strategic initiatives, including investing in our business, making strategic acquisitions, and strengthening our balance sheet. Free Cash Flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. Some of the limitations of Free Cash Flow are that this metric does not reflect our future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure. We expect our Free Cash Flow to fluctuate in future periods as we invest in our business to support our plans for growth. These activities, along with certain increased operating expenses as described below, may result in a decrease in Free Cash Flow as a percentage of revenue in future periods.
The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Free Cash Flow, for each of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(In thousands)
Net cash provided by (used in) operating activities	$321	$1,488	$(13,805)	$4,921
Purchases of property and equipment	(8,192)	(9,210)	(28,269)	(27,612)
Free Cash Flow	$(7,871)	$(7,722)	$(42,074)	$(22,691)
Net cash provided by (used in) investing activities	$239,131	$(7,141)	$344,591	$(45,749)
Net cash provided by financing activities	$2,334	$7,173	$4,719	$7,931
Key Components of Results of Operations
Revenue
We generate substantially all of our revenue through sales of subscriptions of Slack to organizations. We recognize subscription revenue on a straight-line basis over the term of the contract subscription period beginning on the date access to Slack is granted, provided all other revenue recognition criteria have been met. Our subscriptions are generally non-cancellable and typically do not contain general rights of return. We maintain a fair billing policy, under which certain organizations on a paid subscription plan are entitled to credit if they have not used the entirety of the contracted number of users for which they have paid during the contractual term of the arrangement. These credits, accounted for as a part of deferred revenue, may be carried over to offset future billings and are not refundable for cash. On occasion, we also provide professional services to organizations on Slack. Professional services revenue has not been material to date.
Overhead Allocation and Employee Compensation Costs
We allocate shared costs, such as facilities (including rent, utilities, and depreciation on equipment shared by all departments) and information technology, or IT, costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category. Employee compensation costs, or personnel costs, include salaries, bonuses, benefits, and stock-based compensation for cost of revenue and each operating expense category and also includes sales commissions for sales and marketing.
Cost of Revenue
Cost of revenue consists primarily of expenses related to hosting Slack and providing ongoing customer support for paid customers. These expenses include employee compensation (including stock-based compensation) and other employee-related expenses for customer experience, professional services, and technical operations staff, payments to outside service providers, third-party hosting costs, payment processing fees, and amortization expense associated with internally-developed and purchased technology. We expect our cost of revenue to continue to increase in absolute dollar amounts as we grow our business and revenue.
Operating Expenses
Research and Development. Research and development expenses consist primarily of personnel costs and allocated overhead. Our research and development efforts focus on maintaining and enhancing existing functionality of, and adding new functionality to, Slack. We plan to increase the dollar amount of our investment in research and development for the foreseeable future as we focus on developing new features and enhancements. We expect, however, that our research and development expenses will decrease as a percentage of our revenue over time as our revenue grows, although the percentage may fluctuate from period to period depending on fluctuations in the timing and extent of our research and development expenses.
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, expenses associated with our marketing and business development programs, including Frontiers, our annual user conference. Sales and marketing expenses also include allocated third-party hosting costs as well as customer experience and technical operations employee overhead costs for users of our free version of Slack. Sales commissions that are directly related to acquiring sales contracts, as well as associated payroll taxes, are deferred upon execution of a non-cancellable contract with an organization, and subsequently amortized to sales and marketing expense over the estimated period of benefit, typically four years. We plan to increase the dollar amount of our investment in sales and marketing for the foreseeable future, primarily for increased headcount for our direct sales organization and investment in brand and product marketing efforts. We expect to continue to incur sales and marketing expenses to the extent that we continue to see a high-growth market opportunity to support the growth of our business. If the growth in our business lessens over time, we plan to decrease the rate of growth in our sales and marketing expenses. We expect, however, that our sales and marketing expenses will decrease as a percentage of our revenue over time as our revenue grows, although the percentage may fluctuate from period to period depending on fluctuations in the timing and extent of our sales and marketing expenses.
General and Administrative. General and administrative expenses consist primarily of personnel costs for our finance and accounting, legal, human resources, and other administrative teams as well as for certain executives and professional fees, including audit, legal, and recruiting services. We expect to increase the size of our general and administrative function to support the growth of our business. We also expect to recognize certain non-recurring costs as part of our transition to a publicly-traded company, consisting of professional fees and other expenses. These fees are being expensed in the period incurred. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. In addition, as a public company, we expect to incur increased expenses in the areas of insurance, investor relations, and professional services. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future, although the dollar amount of our general and administrative expenses may decrease in certain future periods compared to the three months ended July 31, 2019 as a result of one-time expenses related to the Direct Listing. We expect, however, that our general and administrative expenses will decrease as a percentage of our revenues over time, although the percentage may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our general and administrative expenses.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents, and marketable securities, gains or losses on foreign currency exchange, and the change in fair value of our strategic investments.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists primarily of U.S. federal, state income taxes, and income taxes in certain foreign jurisdictions in which we conduct business. Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented other than provisions for foreign income tax.
In July 2015, the U.S. Tax Court issued an opinion favorable to Altera Corporation, or Altera, with respect to the exclusion of stock-based compensation from its intercompany cost-sharing arrangement. In June 2019, the U.S. Court of Appeals reversed the 2015 decision of the U.S. Tax Court. On July 22, 2019, Altera has petitioned the Ninth Circuit to a rehearing of a larger panel of eleven Ninth Circuit judges. We will continue to monitor and evaluate the potential impact of this litigation on our consolidated financial statements for the year ending January 31, 2020.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(In thousands)
Revenue	$144,973	$92,018	$279,794	$172,937
Cost of revenue(1)	31,106	11,361	49,680	21,462
Gross profit	113,867	80,657	230,114	151,475
Operating expenses:
Research and development(1)	217,769	35,182	268,872	70,592
Sales and marketing(1)	136,392	53,553	203,230	95,721
General and administrative(1)	123,356	25,608	160,100	45,176
Total operating expenses	477,517	114,343	632,202	211,489
Loss from operations	(363,650)	(33,686)	(402,088)	(60,014)
Other income (expense), net	3,111	2,085	10,188	3,887
Loss before income taxes	(360,539)	(31,601)	(391,900)	(56,127)
Provision (benefit) for income taxes	(923)	85	(403)	435
Net loss	(359,616)	(31,686)	(391,497)	(56,562)
Net income (loss) attributable to noncontrolling interest(2)	(54)	174	1,397	180
Net loss attributable to Slack	$(359,562)	$(31,860)	$(392,894)	$(56,742)
_______________

(1)	Includes stock-based compensation as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(In thousands)
Cost of revenue	$10,952	$58	$10,998	$661
Research and development	151,405	944	153,040	4,339
Sales and marketing	64,772	248	65,154	1,452
General and administrative	58,658	388	60,234	1,304
Total stock-based compensation	$285,787	$1,638	$289,426	$7,756

(2)	Our condensed consolidated financial statements include our majority-owned subsidiary, Slack Fund. The ownership interest of minority investors in Slack Fund is recorded as a noncontrolling interest.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	21%	12%	18%	12%
Gross profit	79%	88%	82%	88%
Operating expenses:
Research and development	150%	39%	96%	41%
Sales and marketing	94%	58%	73%	56%
General and administrative	85%	28%	57%	26%
Total operating expenses	330%	125%	226%	123%
Loss from operations	(251)%	(37)%	(144)%	(35)%
Other income (expense), net	2%	3%	4%	3%
Loss before income taxes	(249)%	(34)%	(140)%	(32)%
Provision (benefit) for income taxes	(1)%	—%	—%	—%
Net loss	(248)%	(34)%	(140)%	(33)%
Net income (loss) attributable to noncontrolling interest	—%	1%	—%	—%
Net loss attributable to Slack	(248)%	(35)%	(140)%	(33)%

Comparison of the Three Months Ended July 31, 2019 and 2018
Revenue and Cost of Revenue

	Three Months Ended July 31,
	2019	2018	$ Change	% Change
	(In thousands)
Revenue	$144,973	$92,018	$52,955	58%
Cost of revenue	31,106	11,361	19,745	174
Gross profit	$113,867	$80,657	$33,210	41
Revenue increased $53.0 million, or 58%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase in revenue was primarily due to expansion within our existing Paid Customers, as reflected by our Net Dollar Retention Rate of 136% as of July 31, 2019, and the addition of new Paid Customers, as our number of Paid Customers grew from 73,000 as of July 31, 2018 to 100,000 as of July 31, 2019.
Cost of revenue increased $19.7 million, or 174%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase was primarily due to an $11.8 million increase in stock-based compensation and related employer payroll taxes, driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our Direct Listing. The increase was also driven by a $2.7 million increase in third-party hosting costs as the number of organizations on and users of Slack in general increased, a $2.4 million increase in personnel and related costs, and a $1.5 million increase in facility- and IT-related overhead costs due to additional headcount to support the growth in organizations on Slack.

Operating Expenses

	Three Months Ended July 31,
	2019	2018	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$217,769	$35,182	$182,587	519%
Sales and marketing	136,392	53,553	82,839	155
General and administrative	123,356	25,608	97,748	382
Total operating expenses	$477,517	$114,343	$363,174	318
Research and Development
Research and development expenses increased $182.6 million, or 519%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase was primarily due to a $162.1 million increase in stock-based compensation and related employer payroll taxes, driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our Direct Listing. The increase was also driven by a $13.7 million increase in personnel costs related to increased headcount and a $3.4 million increase in facility- and IT-related overhead costs to support our headcount growth and the continued development and scalability of Slack.
Sales and Marketing
Sales and marketing expenses increased $82.8 million, or 155%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase was primarily due to a $69.1 million increase in stock-based compensation and related employer payroll taxes, driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our Direct Listing. Personnel costs, which include customer experience and infrastructure employee costs for users of our free version, increased by $12.8 million related to increased sales and marketing headcount to support our growth. The increase was also driven by a $5.2 million increase in facility- and IT-related overhead costs to support our headcount growth, and a $2.0 million increase in third-party hosting costs for users on a Free subscription plan of Slack primarily due to continuing growth in our user base. These increases were partially offset by a decrease in marketing expenses of $8.4 million due to less spending on advertising.
General and Administrative
General and administrative expenses increased $97.7 million, or 382%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase was primarily due to a $62.4 million increase in stock-based compensation and related employer payroll taxes, driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our Direct Listing. The increase was also driven by one-time fees of $28.1 million related to financial advisory services, audit, and legal expenses in connection with our Direct Listing, and a $6.6 million increase in personnel costs related to increases in our administrative, finance and accounting, legal, IT, and human resources headcount.
Other Income (Expense), Net
Other income (expense), net was $3.1 million for the three months ended July 31, 2019, an increase of $1.0 million from the three months ended July 31, 2018. The increase in other income (expense), net was primarily due to an increase in interest income of $1.8 million on marketable securities.
Provision (Benefit) for Income Taxes
The benefit for income taxes was $0.9 million for the three months ended July 31, 2019, a decrease of $1.0 million from the three months ended July 31, 2018, primarily related to the tax benefit resulting from stock-based compensation of our foreign jurisdictions.

Comparison of the Six Months Ended July 31, 2019 and 2018
Revenue and Cost of Revenue

	Six Months Ended July 31,
	2019	2018	$ Change	% Change
	(In thousands)
Revenue	$279,794	$172,937	$106,857	62%
Cost of revenue	49,680	21,462	28,218	131
Gross profit	$230,114	$151,475	$78,639	52
Revenue increased $106.9 million, or 62%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increase in revenue was primarily due to expansion within our existing Paid Customers, as reflected by our Net Dollar Retention Rate of 136% as of July 31, 2019, and the addition of new Paid Customers, as our number of Paid Customers grew from 73,000 as of July 31, 2018 to 100,000 as of July 31, 2019.
Cost of revenue increased $28.2 million, or 131%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increase was primarily due to a $11.2 million increase in stock-based compensation and related employer payroll taxes, driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our Direct Listing. The increase was also driven by a $6.9 million increase in third-party hosting costs as the number of organizations on and users of Slack in general increased, a $5.2 million increase in personnel and related costs, a $2.1 million increase in facility- and IT-related overhead costs due to additional headcount to support the growth in organizations on Slack, and a $1.1 million increase in amortization of acquired intangible assets.
Operating Expenses

	Six Months Ended July 31,
	2019	2018	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$268,872	$70,592	$198,280	281%
Sales and marketing	203,230	95,721	107,509	112
General and administrative	160,100	45,176	114,924	254
Total operating expenses	$632,202	$211,489	$420,713	199
Research and Development
Research and development expenses increased $198.3 million, or 281%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increase was primarily due to a $160.3 million increase in stock-based compensation and related employer payroll taxes, driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our Direct Listing. The increase was also driven by a $26.8 million increase in personnel costs related to increased headcount, and a $5.8 million increase in facility- and IT-related overhead costs to support our headcount growth and the continued development and scalability of Slack.
Sales and Marketing
Sales and marketing expenses increased $107.5 million, or 112%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increase was primarily due to a $68.3 million increase in stock-based compensation and related employer payroll taxes, driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our Direct Listing. Personnel costs, which include customer experience and infrastructure employee costs for users of our free version, increased by $24.9 million related to increased sales and marketing headcount to support our growth. The increase was also driven by an $8.3 million increase in facility- and IT-related overhead costs to support our headcount growth, a $6.1 million increase in third-party hosting costs for users on a Free subscription plan of Slack due to continuing growth in our user base, and $3.6 million increase in travel and event related costs due to increased sales activities. These increases were partially offset by a decrease in marketing expenses of $4.4 million due to less spending on advertising.

General and Administrative
General and administrative expenses increased $114.9 million, or 254%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increase was primarily due to a $63.1 million increase in stock-based compensation and related employer payroll taxes, driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our Direct Listing. The increase was also driven by one-time fees of $30.4 million related to financial advisory services, audit, and legal expenses in connection with our Direct Listing, a $13.7 million increase in personnel costs related to increases in our administrative, finance and accounting, legal, IT, and human resources headcount, and a $2.9 million increase in facility- and IT-related overhead costs due to additional headcount.
Other Income (Expense), Net
Other income (expense), net was $10.2 million for the six months ended July 31, 2019, an increase of $6.3 million from the six months ended July 31, 2018. The increase in other income (expense), net was primarily due to an increase in interest income of $4.4 million on marketable securities and an increase in net gain from our strategic investments of $2.6 million.
Provision (Benefit) for Income Taxes
The benefit for income taxes was $0.4 million for the six months ended July 31, 2019, a decrease of $0.8 million from the six months ended July 31, 2018, primarily related to the tax benefit resulting from stock-based compensation in our foreign jurisdictions.
Liquidity and Capital Resources
As of July 31, 2019, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $536.8 million and marketable securities of $287.1 million. Cash and cash equivalents are comprised of bank deposits and money market funds. Restricted cash consists of cash deposited with financial institutions as collateral for our obligations under the facility leases in San Francisco, California and Denver, Colorado. As of July 31, 2019, restricted cash was $38.5 million. Marketable securities are comprised of certificates of deposit, commercial paper, U.S. agency securities, U.S. government securities, international government securities, and corporate bonds. Substantially all cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our convertible preferred stock and common stock and cash generated from the sale of our subscriptions.
We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1.1 billion as of July 31, 2019. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business.
On May 30, 2019, we entered into a $215.0 million revolving credit and guaranty agreement with a syndicate of financial institutions. The revolving credit facility has an accordion option, which, if exercised, would allow us to increase the aggregate commitments by up to the greater of $200.0 million and 100% of the consolidated adjusted EBITDA of us and our subsidiaries, plus an unlimited amount subject to satisfaction of certain leverage ratio based compliance tests after giving effect to the exercise, in each case subject to obtaining additional lender commitments and satisfying certain conditions. Pursuant to the terms of the revolving credit facility, we may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing under such facility. The revolving credit facility terminates on May 30, 2024.
Interest on borrowings under the revolving credit facility accrues at a variable rate tied to the prime rate or the LIBOR, plus the applicable margin, at our election. The margin is 0.25% in the case of prime rate loans and 1.25% in the case of LIBOR loans. Interest is payable quarterly in arrears. Pursuant to the terms of the revolving credit facility, we are required to pay an annual commitment fee that accrues at a rate of 0.10% per annum on the unused portion of the borrowing commitments under the revolving credit facility. In addition, we are required to pay a fee in connection with letters of credit issued and outstanding under the revolving credit facility that accrues at a rate of 1.25% per annum on the amount to be drawn under such letters of credit outstanding. There is an additional fronting fee of 0.125% per annum multiplied by the aggregate face amount of issued and outstanding letters of credit.
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness, create or incur liens, merge or consolidate with other companies, sell substantially all of our assets, liquidate or dissolve, make distributions to our equity holders or our subsidiaries’ equity interests, pay dividends, make redemptions and repurchases of stock, or engage in transactions with affiliates. In addition, the revolving credit facility contains financial covenants, including a minimum liquidity balance and a minimum revenue amount. We were in compliance with all covenants under the revolving credit facility as of July 31, 2019.

As of July 31, 2019, we had no amounts or letters of credit issued and outstanding under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $215.0 million as of July 31, 2019.
We believe that current cash, cash equivalents, marketable securities, and available borrowing capacity under the revolving credit facility will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our subscription growth rate, our Net Dollar Retention Rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and features, particularly for large organizations and for networks between organizations and the continuing market adoption of Slack. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors—Risks Related to Our Business—Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.”
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2019	2018
	(In thousands)
Net cash provided by (used in) operating activities	$(13,805)	$4,921
Net cash provided by (used in) investing activities	344,591	(45,749)
Net cash provided by financing activities	4,719	7,931
Net increase (decrease) in cash, cash equivalents and restricted cash	$335,505	$(32,897)
Cash Provided by (Used in) Operating Activities
Our largest source of operating cash is cash collections from organizations on a paid subscription plan. Our primary uses of cash from operating activities are for employee-related expenditures, sales and marketing expenses, and third-party hosting costs. Historically, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the private sale of equity securities.
During the six months ended July 31, 2019, operating activities used $13.8 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $391.5 million, impacted by $300.4 million non-cash charges and $77.3 million of cash provided from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $289.4 million in stock-based compensation, $12.7 million of depreciation and amortization, and $3.3 million of amortization of deferred contract acquisition costs, partially offset by a $2.9 million gain as a result of the change in fair value of our strategic investments and a $1.7 million gain of net amortization of bond discounts on debt securities available for sale. The cash provided from changes in our operating assets and liabilities was primarily due to a $44.7 million increase in deferred revenue due to additional billings with new and existing Paid Customers, a $19.8 million increase in accrued compensation and benefits mainly due to taxes withheld from vesting of RSUs for certain foreign employees, a $15.3 million decrease in accounts receivable due to timing of billings and collections, and a $9.2 million increase in accrued expenses and other liabilities as a result of our increased spending and headcount associated with the growth of our business. These amounts were partially offset by a $10.2 million increase in prepaid expenses and other assets and a $1.4 million decrease in accounts payable due to the timing of payments.
During the six months ended July 31, 2018, operating activities generated $4.9 million in cash. The primary factors affecting our operating cash flows during this period were $44.4 million of cash provided from changes in our operating assets and liabilities and $17.1 million non-cash charges, partially offset by our net loss of $56.6 million. The cash provided from changes in our operating assets and liabilities was primarily due to a $43.9 million increase in deferred revenue related to increased billings and a $16.8 million increase in accounts payable, accrued expenses, and other liabilities as a result of our increased spending and headcount associated with the growth of our business. These amounts were partially offset by a $10.8 million increase in prepaid expenses and other assets and a $6.1 million increase in accounts receivable, related to our increase in billings. The non-cash charges primarily consisted of $7.8 million in stock-based compensation, $6.7 million of depreciation and amortization, a $2.2 million loss on disposal of property and equipment associated with office equipment and furniture and fixtures located at our previous headquarters facility, and $1.1 million of amortization of deferred contract acquisition costs.

Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities during the six months ended July 31, 2019 was $344.6 million, which was primarily driven by sales and maturities of marketable securities of $435.0 million, partially offset by cash used to purchase marketable securities of $59.6 million and property and equipment of $28.3 million.
Net cash used in investing activities during six months ended July 31, 2018 was $45.7 million, which was primarily used to purchase marketable securities of $368.0 million and property and equipment of $27.6 million, partially offset by maturities and sales of marketable securities of $353.8 million.
Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended July 31, 2019 was $4.7 million, primarily driven by proceeds from the exercise of stock options of $10.3 million, partially offset by a payment of contingent consideration for an acquisition of $5.0 million.
Net cash provided by financing activities for the six months ended July 31, 2018 was $7.9 million, reflecting proceeds from the issuance of common stock to a third party of $6.1 million and the exercise of stock options of $1.9 million.
Contractual Obligations and Commitments
Our principal contractual commitments primarily consist of obligations under leases for office space and datacenter operations. For additional information of operating lease obligations and hosting commitments, refer to Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There has been no material change in our contractual obligations and commitments other than non-cancelable purchase commitments primarily related to IT operations, sales and marketing activities, and acquisition related obligations in the ordinary course of business since our fiscal year ended January 31, 2019. See our Prospectus for additional information regarding the Company’s contractual obligations.
Off-Balance Sheet Arrangements
As of July 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those accounting policies and estimates that are both the most important to the portrayal of our net assets and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on financial condition or operating performance is material.
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 1. Description of Business and Summary of Significant Accounting Policies” in the Prospectus. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Prospectus.
Recent Accounting Pronouncements
See Note 1 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:

Interest Rate Risk
We had cash and cash equivalents of $498.3 million and marketable securities of $287.1 million as of July 31, 2019, which consisted of bank deposits, money market accounts, certificates of deposit, commercial paper, U.S. agency securities, U.S. government securities, international government securities, and corporate bonds. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Currency Exchange Risk
The functional currency of our foreign subsidiaries is generally the U.S. dollar. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other income (expense), net in our statements of operations.
We have foreign currency exchange risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains (losses) related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, sales, or expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.
We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign currency exchange rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls and Procedures
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designated and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the Section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe to be material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have a limited operating history, which makes it difficult to forecast our revenue and evaluate our business and future prospects.

We launched Slack publicly in 2014 and much of our growth has occurred in recent periods. As a result of our limited operating history, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. Additionally, the sales cycle for the evaluation and implementation of our paid versions, Standard and Plus, which typically ranges from a single day to multiple months, and of Enterprise Grid, which typically extends for multiple months, may also cause us to experience a delay between increasing operating expenses and the generation of corresponding revenue, if any. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors, causing our business to suffer and our Class A common stock price to decline.

We have a history of net losses, we anticipate increasing operating expenses in the future, and we may not be able to achieve and, if achieved, maintain profitability.

We have incurred significant net losses in each year since our inception, including net losses of $146.9 million, $140.1 million, and $138.9 million in fiscal years 2017, 2018, and 2019, respectively. We expect to continue to incur net losses for the foreseeable future and we may not achieve or maintain profitability in the future. Because the market for Slack, and the features, integrations, and capabilities we offer on Slack, is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand our partnerships, operations, and infrastructure, both domestically and internationally, continue to enhance Slack and develop and expand its features, integrations and capabilities, and expand and improve our application programming interfaces, or APIs. We also intend to continue to build and enhance Slack through both internal research and development as well as selectively pursuing acquisitions that can uniquely contribute to Slack’s capabilities. In addition, as we grow and transition to being a public company, we will incur additional significant legal, accounting, and other expenses that we did not incur as a private company. If our revenue does not increase to offset the expected increases in our operating expenses, we will not be profitable in future periods. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including any failure to increase the number of organizations on Slack, increase the number of our paid customers, or grow or maintain our Net Dollar Retention Rate, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, slowing demand for Slack, additional regulatory burdens, or increasing competition. As a result, our past financial performance may not be indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our Class A common stock to decline.

We have experienced rapid growth in recent periods and our recent growth rates may not be indicative of our future growth.

We have experienced rapid growth in recent periods. Our revenue was $105.2 million, $220.5 million, and $400.6 million for the years ended January 31, 2017, 2018, and 2019, respectively, representing annual growth of 110% and 82%, respectively. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. Further, as we operate in a new and rapidly changing category of software, widespread acceptance and use of Slack is critical to our future growth and success. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:

•	attract new users and organizations;

•	provide excellent customer experience;

•	maintain the security and reliability of Slack;

•	grow or maintain our Net Dollar Retention Rate, expand usage within organizations on Slack, and sell premium versions of Slack;

•	convert users of and organizations on our free version into paid customers;

•	introduce and grow adoption of Slack in new markets outside of the United States;

•	expand usage of Slack between organizations through shared channels;

•	achieve widespread acceptance and use of Slack;

•	adequately expand our sales force;

•	expand the features and capabilities of Slack, including through the creation and use of additional integrations;

•	comply with existing and new applicable laws and regulations;

•	price Slack effectively so that we are able to attract and retain paid customers without compromising our profitability;

•	successfully compete against established companies and new market entrants, as well as existing software tools; and

•	increase awareness of our brand on a global basis.

If we are unable to accomplish any of these tasks, our revenue growth will be harmed. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We have also encountered in the past, and expect to encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly evolving industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our growth rates may slow and our business would suffer. Further, our rapid growth may make it difficult to evaluate our future prospects.

If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.

We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 716 employees as of January 31, 2017 to 1,858 employees as of July 31, 2019. We have established international offices, including offices in Australia, Canada, France, Ireland, India, Japan, and the United Kingdom, and we plan to continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of users, organizations on Slack and integrations, and in the amount of data that Slack supports. Additionally, our organizational structure is becoming more complex as we scale our operational, financial and management controls as well as our reporting systems and procedures.

To manage growth in our operations and personnel, we will need to continue to grow and improve our operational, financial, and management controls and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture, which has been central to our growth so far. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, customer experience, research and development, sales and marketing, administrative, financial, and other resources. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of Slack may suffer, which could negatively affect our brand and reputation and harm our ability to attract users, employees, and organizations, and to grow or maintain our Net Dollar Retention Rate.

In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. As our paid customer base continues to grow, we will need to expand our account management, customer service and other personnel, our partners, our features, and our security offerings to provide personalized account management and customer service as well as personalized features, integrations and capabilities. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business, results of operations, and financial condition, could be harmed.

We may experience quarterly fluctuations in our results of operations due to a number of factors that make our future results difficult to predict and could cause our results of operations to fall below analyst or investor expectations.

Our quarterly results of operations may fluctuate from quarter to quarter as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:

•	the level of demand for Slack;

•	our ability to grow or maintain our Net Dollar Retention Rate, expand usage within organizations on Slack, and sell premium versions of Slack;

•	our ability to convert users of and organizations on our free version into paid customers;

•
the timing and success of new features, integrations, capabilities, and enhancements by us to Slack or by our competitors to their products or any other change in the competitive landscape of our market;

•	our ability to achieve widespread acceptance and use of Slack;

•	errors in our forecasting of the demand for Slack, which could lead to lower revenue, increased costs or both;

•
the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that we may incur to maintain and expand our business and operations and to remain competitive;

•	the timing of expenses and recognition of revenue;

•	security breaches, technical difficulties, or interruptions to Slack resulting in service level agreement credits;

•	adverse litigation judgments, other dispute-related settlement payments, or other litigation-related costs;

•	regulatory fines;

•	changes in, and continuing uncertainty in relation to, the legislative or regulatory environment;

•	legal and regulatory compliance costs in new and existing markets;

•	the number of new employees hired;

•	the timing of the grant or vesting of equity awards to employees, directors, or consultants;

•	pricing pressure as a result of competition or otherwise;

•	seasonal buying patterns for IT spending;

•	fluctuations in foreign currency exchange rates;

•
costs and timing of expenses related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability.

Any one or more of the factors above may result in significant fluctuations in our quarterly results of operations. You should not rely on our past results as an indicator of our future performance.

The variability and unpredictability of our quarterly results of operations or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other key metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could fall, and we could face costly lawsuits, including securities class action suits.

Real or perceived errors, failures, vulnerabilities, or bugs in Slack could harm our business, results of operations, and financial condition.

The software technology underlying and integrating with Slack is inherently complex and may contain material defects or errors, particularly when new features, integrations, or capabilities are released. Errors, failures, vulnerabilities, or bugs have in the past, and may in the future, occur in Slack, especially when updates are deployed or new features, integrations, or capabilities are rolled out. Slack is often used in connection with large-scale computing environments with different operating systems, system management software, integrations, equipment, and networking configurations, which may cause errors or failures, or affect other aspects of the computing environment in which Slack is used. In addition, use of Slack in complicated, large-scale computing environments may expose errors, failures, vulnerabilities, or bugs in Slack or integrations. Any such errors, failures, vulnerabilities, or bugs may not be found until after new features, integrations, or capabilities have been released to organizations on Slack. Furthermore, we will need to ensure that Slack can scale to meet the evolving needs of users and organizations on Slack, particularly as we continue to focus on larger organizations with Enterprise Grid. Real or perceived errors, failures, vulnerabilities, or bugs in Slack could result in negative publicity, loss or leaking of personal data and data of organizations on Slack, the issuance of credits under our service level agreements with paid customers, loss of or delay in market acceptance of Slack, loss of competitive position, regulatory fines or claims by organizations on Slack for losses sustained by them, all of which could harm our business, results of operations, and financial condition.

The market and software categories in which we participate are competitive, new, and rapidly changing, and if we do not compete effectively with established companies as well as new market entrants our business, results of operations, and financial condition could be harmed.

Slack is a new category of business technology in a rapidly evolving market for software, programs, and tools used by knowledge workers that is intensely competitive, fragmented, and subject to rapidly changing technology, shifting user and customer needs, new market entrants, and frequent introductions of new products and services. We also compete in various segments of the communication, collaboration, and integration software categories. Moreover, we expect competition to increase in the future from established competitors and new market entrants, including established technology companies who have not previously entered the market. Our primary competitor is currently Microsoft Corporation. Our other competitors fall into the following categories: productivity tool and email providers, such as Alphabet Inc. (including Google Inc.); unified communications providers, such as Cisco Systems Inc.; and consumer application companies who have entered the business software market, such as Facebook Inc. We also compete with smaller companies that offer niche or point products that attempt to address certain problems that Slack addresses. We further compete against existing software, programs, and tools, such as email. With the introduction of new technologies, the evolution of Slack, and new market entrants, we expect competition to intensify in the future. Established companies may not only develop their own communication and collaboration solutions, platforms for software integration, and secure repositories of information and data, but also acquire or establish product integration, distribution, or other cooperative relationships with our current competitors. For example, while we currently partner with Atlassian Corporation PLC, Google Inc., Okta, Inc., Oracle Corporation, ServiceNow, Inc., salesforce.com, inc., SAP SE, Workday, Inc., and Zoom Video Communications, Inc., among others, they may develop and introduce products that directly or indirectly compete with Slack. New competitors or alliances among competitors may emerge and rapidly acquire significant market share due to factors such as greater brand name recognition, a larger existing user and/or customer base, superior product offerings, a larger or more effective sales organization, and significantly greater financial, technical, marketing, and other resources and experience. We also compete with niche companies that offer specific point solutions in the communication, collaboration and data use markets, normally focused on specific industries, geographies, or specific use cases, which attempt to address certain of the problems that Slack addresses. In addition, with the recent increase in large merger and acquisition transactions in the technology industry, particularly transactions involving cloud-based technologies, there is a greater likelihood that we will compete with other large technology companies in the future. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Companies resulting from these possible consolidations may create more compelling product offerings and be able to offer more attractive pricing options, making it more difficult for us to compete effectively.

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as greater brand name recognition and longer operating histories, larger sales and marketing budgets and resources, broader distribution, and established relationships with independent software vendors, partners, and customers, greater customer experience resources, greater resources to make acquisitions, lower labor, and development costs, larger and more mature intellectual property portfolios, and substantially greater financial, technical and other resources. Such competitors with greater financial and operating resources may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements.

In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing Slack, including through selling at zero or negative margins, product bundling, or closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. These larger competitors often have broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. Our competitors may also seek to repurpose their existing offerings to provide software, programs, and tools used by knowledge workers with subscription models. Further, some current and potential customers, particularly large organizations, have elected, and may in the future elect, to develop or acquire their own software, programs, and tools used by knowledge workers that would reduce or eliminate the demand for Slack.

Conditions in our market could also change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation, among other things. It is also uncertain how our market will evolve. New start-up companies that innovate and large competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with Slack. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customers, reduced revenue, gross profit, and gross margins, increased net losses, and loss of market share. Any failure to meet and address these factors could harm our business, results of operations, and financial condition.

If we are unable to attract new users and organizations, convert users of and organizations on our free version into paid customers, grow or maintain our Net Dollar Retention Rate, expand usage within organizations on Slack, and sell premium subscription plans or develop new features, integrations, capabilities, and enhancements that achieve market acceptance, our revenue growth and profitability will be harmed.

To increase our revenue and achieve and maintain profitability, we must add new users and organizations, convert users of and organizations on our free version into paid customers, grow or maintain our Net Dollar Retention Rate, expand usage within organizations on Slack, and sell premium subscription plans. We encourage organizations on our free version to upgrade to paid versions of Slack and paid customers of Standard to upgrade to our premium subscription plans, Plus or Enterprise Grid, through in-product prompts and notifications, by recommending additional features and by providing customer support that explains the additional capabilities of our paid and premium plans. Additionally, we seek to expand within organizations on Slack by adding new users, having organizations on our Free or Standard subscription plan upgrade to our premium plans, or expanding the use of Slack into other departments within an organization already on Slack. We often see enterprise decision-makers deciding to adopt Slack after noticing substantial organic adoption by individuals and teams within the organization. While we have experienced significant growth in the number of users on Slack, we do not know whether we will continue to achieve similar user growth rates in the future. Numerous factors, however, may impede our ability to add new users and organizations, convert users of and organizations on our free version into paid customers, grow and maintain our Net Dollar Retention Rate, expand usage within organizations on Slack, and sell premium subscription plans, including our inability to convert organizations using our free version into paid customers, failure to attract and effectively train new sales and marketing personnel, especially as we increase our sales efforts, failure to retain and motivate our current sales and marketing personnel, failure to develop or expand relationships with partners, failure to successfully deploy new features, integrations, and capabilities for organizations on Slack and provide quality customer experience, or failure to ensure the effectiveness of our marketing programs. Additionally, increasing our sales to large organizations requires increasingly sophisticated and costly sales efforts targeted at senior management and other personnel. If our efforts to sell to large organizations and organizations of all sizes are not successful or do not generate sufficient additional revenue, our business would suffer. See also “-Failure to effectively develop and expand our direct sales capabilities could harm our ability to increase the number of organizations on Slack and achieve broader market acceptance of Slack.”

Our ability to attract new users and organizations and increase revenue from existing paid customers depends in large part on our ability to continually enhance and improve Slack and the features, integrations, and capabilities we offer, and to introduce compelling new features, integrations, and capabilities that reflect the changing nature of our market in order to maintain and improve the quality and value of Slack, which depends on our ability to continue investing in research and development and in our ongoing efforts to improve and enhance Slack. The success of any enhancement to Slack depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies, and overall market acceptance. Any new features, integrations, and capabilities that we develop may not be introduced in a timely or cost-effective manner, may contain errors, failures, vulnerabilities, or bugs, or may not achieve the market acceptance necessary to generate significant revenue. We must also convince developers to adopt and build on Slack. We believe that these developer-built integrations facilitate greater usage and customization of Slack and the features, integrations, and capabilities enhance user experience. If these developers stop developing on or supporting Slack, we will lose the benefits that have contributed to the growth in the number of organizations and users on Slack, and our business, results of operations, and financial condition could be harmed. If we are unable to successfully develop new features, integrations, and capabilities to enhance Slack to meet requirements of organizations on Slack, especially as we continue to grow and enhance Enterprise Grid, or otherwise gain widespread market acceptance, our business, results of operations, and financial condition would be harmed.

Moreover, our business is subscription based, and organizations are not obligated to and may not renew their subscriptions after their existing subscriptions expire. Many of our subscriptions are sold for a one-year term, though some organizations choose a month-to-month subscription plan or multi-year subscription plan. While many of our subscriptions provide for automatic renewal, organizations have no obligation to renew a subscription after the expiration of the term, and we cannot ensure that organizations will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same subscription plan or upgrade to Plus or Enterprise Grid. With our fair billing practices, we may also not earn as much revenue as anticipated if the actual numbers of users in a paid customer decreases during the subscription period. Organizations may or may not renew their subscriptions as a result of a number of factors, including their satisfaction or dissatisfaction with Slack or services, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of economic conditions, or reductions in our paid customers’ spending levels. In the past, paid customers have elected to downgrade or not to renew agreements with us and it is difficult to accurately predict long-term Net Dollar Retention Rates. If organizations do not renew their subscriptions, renew on less favorable terms or fail to add more users, or if we fail to upgrade organizations on our Free or Standard subscription plan to our premium subscription plans, Plus and Enterprise Grid, or expand within organizations on Slack, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition.

Additionally, organizations can and do subscribe to multiple subscription plans simultaneously for a variety of reasons. For example, many of our customers are large enterprises with distributed procurement processes where different buyers, departments or affiliates make their own purchasing decisions based on distinct product features or separate budgets. Companies who are existing Slack customers may also acquire another organization that is already on a Slack subscription plan or complete a reorganization or spin-off transaction that results in an organization subscribing to multiple subscription plans. If organizations that subscribe to multiple subscription plans decide not to consolidate all of their subscription plans into an Enterprise Grid subscription for the entire organization or decide to downgrade to lower priced or free subscription plans, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition. Having organizations on multiple subscription plans also makes it more difficult to accurately predict long-term Net Dollar Retention Rates.

Our ability to introduce new features, integrations, capabilities, and enhancements is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, or if our research and development investments do not translate into material enhancements to Slack, we may not be able to compete effectively and our business, results of operations, and financial condition may be harmed.

To remain competitive, we must continue to develop new features, integrations, capabilities, and enhancements to Slack. This is particularly true as we further expand and diversify our capabilities to address additional applications and markets. For example, in September 2017, we introduced a new feature, shared channels, which facilitates secure collaboration between companies. Currently, more than 20,000 paid customers have adopted shared channels. Additionally, in March 2019, we introduced enterprise key management, which enables organizations on Slack to use their own encryption keys to encrypt messages and files. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. If we are unable to develop features, integrations, and capabilities internally due to certain constraints, such as employee turnover, lack of management ability, or a lack of other research and development resources, our business may be harmed.

Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling features, integrations, capabilities, and enhancements and generate revenue, if any, from such investment. Additionally, anticipated demand for a feature, integration, capability, or enhancement we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such feature, integration, capability, or enhancement. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of features, integrations, and capabilities that are competitive, it would harm our business, results of operations, and financial condition.

Further, many of our competitors expend a considerably greater amount of funds on their respective research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would give an advantage to such competitors and may harm our business, results of operations, and financial condition.

If there are interruptions or performance problems associated with the technology or infrastructure used to provide Slack, organizations on Slack may experience service outages, other organizations may be reluctant to adopt Slack, and our reputation could be harmed.

Our continued growth depends, in part, on the ability of existing and potential organizations on Slack to access Slack 24 hours a day, seven days a week, without interruption or degradation of performance. We have in the past and may in the future experience disruptions, data loss, outages, and other performance problems with our infrastructure due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, denial-of-service attacks, ransomware attacks, or other security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems immediately or in short order. We may not be able to maintain the level of service uptime and performance required by organizations on Slack, especially during peak usage times and as our user traffic and number of integrations increase. We have experienced intermittent connectivity issues and product issues in the past, including those that have prevented many organizations on Slack and their users from accessing Slack for a period of time. If Slack is unavailable or if organizations are unable to access Slack within a reasonable amount of time, or at all, our business would be harmed and, in some instances, we may be required to provide credits to certain paid customers under our service level agreements, harming our results of operations and financial condition. Since organizations on Slack rely on Slack to communicate, collaborate, and access and complete their work, which in many cases includes entire organizations that complete substantially all of their work functions on Slack, any outage on Slack would impair the ability of organizations on Slack and their users to perform their work, which would negatively impact our brand, reputation, and customer satisfaction, and could give rise to legal liability under our service level agreements with paid customers.

Moreover, we depend on services from various third parties to maintain our infrastructure, including Amazon Web Services, or AWS. If a service provider fails to provide sufficient capacity to support Slack or otherwise experiences service outages, such failure could interrupt access to Slack by users and organizations, which could adversely affect their perception of Slack’s reliability, our brand, and our revenue and harm the businesses of organizations on Slack. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of Slack. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of Slack until equivalent technology is either developed by us or, if available from another provider, is identified, obtained, and integrated into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, organizations on Slack could experience service shortfalls or we may incur excess expenses. We may also be unable to effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology.

Any of the above circumstances or events may harm our reputation, cause organizations on Slack to terminate their agreements with us, impair our ability to obtain subscription renewals from organizations on Slack, impair our ability to grow the base of users and organizations on Slack, subject us to financial penalties and liabilities under our service level agreements with our paid customers, and otherwise harm our business, results of operations, and financial condition.

A security incident may allow unauthorized access to our systems, networks, or data or the data of organizations on Slack, harm our reputation, create additional liability, and harm our financial results.

Increasingly, companies are subject to a wide variety of attacks on their systems on an ongoing basis. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms, and ransomware), employee theft or misuse, password spraying, phishing, credential stuffing, and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to Slack, our internal systems and our partners’ systems, as well as the systems of organizations on Slack and the information that they store and process. Third parties may attempt to fraudulently induce employees, users, or organizations into disclosing sensitive information such as user names, passwords, or other information or otherwise compromise the security of our internal electronic systems, networks, and/or physical facilities in order to gain access to our data or the data of organizations on Slack, which could result in significant legal and financial exposure, a loss of confidence in the security of Slack, interruptions or malfunctions in our operations, and, ultimately, harm to our future business prospects and revenue. Users or organizations on Slack may also disclose or lose control of their API keys, secrets, or passwords, or use the same or similar secrets or passwords on third parties’ systems, which could lead to unauthorized access to their accounts and data within Slack (arising from, for example, an independent third-party data security incident that compromises those API keys, secrets, or passwords). Further, if a channel is shared between paid customers or workspaces, the above risks, vulnerabilities, and threats may be “inherited” or transferred from one paid customer or workspace to another. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks, especially where they are attributable to the behavior of independent third parties beyond our control. The security measures we have implemented or integrated into Slack and our internal systems and networks (including measures to audit third-party and custom applications), which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect Slack and our internal systems and networks against certain attacks. For instance, we have experienced security incidents in the past, and may in the future, in which unauthorized third parties gained access to information maintained by us that included user names, email addresses, hashed passwords, and information that users may have optionally added to their profiles, such as phone numbers. Furthermore, we and certain organizations on Slack have been contacted by third parties from time to time who claim to have obtained unauthorized access to customer data or user information. In addition, techniques used to sabotage or to obtain unauthorized access to systems and networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. As a result, it may not be possible for us to anticipate these techniques or implement adequate preventative measures to prevent an electronic intrusion into our systems and networks and we may be required to expend significant capital and financial resources to protect against such threats or to alleviate problems caused by breaches in systems, network, or data security.

The storage, transmittal, and use of data by organizations on Slack concerning, among others, their employees, contractors, customers, and partners is essential to their use of Slack, which stores, transmits, and processes their sensitive and proprietary information, including business strategies, financial and operational data, personal or identifying information, and other related data. Security breaches impacting Slack or integrations on Slack could result in a risk of loss, unavailability, or unauthorized disclosure of this information, which, in turn, could lead to litigation, governmental audits, and investigations and possible liability (including regulatory fines), damage our relationships with existing users and organizations on Slack, and have a negative impact on our ability to attract new users and organizations and to grow or maintain our Net Dollar Retention Rate. Furthermore, any such breach, including a breach of the systems or networks of our partners or organizations on Slack, could compromise our systems or networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our networks or the networks of our partners and organizations on Slack, and the information stored on our network or the networks of our partners and organizations on Slack could be accessed, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. In addition, a breach of the security measures of one of our partners could result in the destruction, modification, or exfiltration of confidential corporate information, or other data that may provide additional avenues of attack. These breaches, or any perceived breach, of our systems or networks or the systems of our partners or organizations on Slack, whether or not any such breach is due to a vulnerability in Slack, may also undermine confidence in Slack or our industry and result in damage to our reputation, negative publicity, loss of users, organizations on Slack, partners, and sales, increased costs to remedy any problem, and costly litigation or regulatory fines.

We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be available or adequate for all liabilities that might actually be incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Further, if a high-profile security breach occurs with respect to another software company with communication, collaboration, data collection, and integrations, our users and potential users could lose trust in the security of such solutions providers generally, which could adversely impact our ability to attract organizations to Slack or grow or maintain our Net Dollar Retention Rate.

Any actual or perceived failure by us to comply with privacy, data protection, information security, consumer privacy, data residency, or telecommunications laws, regulations, government access requests, and obligations in one or multiple jurisdictions could result in proceedings, actions, or penalties against us and could harm our business and reputation. These laws are uncertain, evolving, and interpreted and applied in different ways in different countries and, as a result, our legal obligations in different countries, and our efforts to comply with those legal obligations, may be inadequate or in conflict.

The use and storage of data, files, and information by organizations on Slack concerning, among others, their employees, contractors, customers, and partners is essential to their use of Slack. We have implemented various features, integrations, and capabilities as well as contractual obligations intended to enable and encourage organizations on Slack to comply with applicable privacy and security requirements in their collection, use, and transmittal of data using Slack, but these features do not ensure their compliance and may not be effective against all potential privacy concerns. In addition, we are subject to certain contractual obligations regarding the collection, use, storage, transfer, disclosure, and/or processing of personal data.

Around the world, there are numerous lawsuits and regulatory proceedings in process against various technology companies that process personal data. If those lawsuits or regulatory proceedings are successful, it could increase the likelihood that we may be exposed to liability for our own policies and practices concerning the processing of personal data and could hurt our business. Privacy, security, or data protection concerns, whether or not valid, may inhibit market adoption of Slack. For instance, Slack utilizes AWS data centers located in a limited number of locations and certain organizations, or categories of organizations, may limit their adoption or use of Slack unless we utilize additional local AWS data centers. Additionally, concerns about privacy, security, or data protection may result in the adoption of new legislation that restricts the implementation of technologies like ours or requires us to make modifications to Slack, which could significantly limit the adoption and deployment of our technologies or result in significant expense to us. Many jurisdictions have enacted or are considering enacting privacy and/or data security legislation, including laws and regulations applying to the collection, use, storage, transfer, disclosure, and/or processing of personal data. Such laws may include data residency or data localization requirements, which generally require that certain types of data collected within a certain country be stored and processed within that country and/or data export restrictions, or international transfer laws which prohibit or impose conditions upon the transfer of such data from one country to another. In addition, some jurisdictions have recently enacted or are currently considering enacting laws requiring online service providers to be able to decrypt encrypted content stored as part of their service, which may limit deployment and adoption of Slack. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the operations of organizations on Slack may limit the use and adoption of Slack and reduce overall demand for Slack. Moreover, the existence and need to comply with such privacy and data security laws could impact our ability to offer Slack in certain markets without taking additional compliance steps (including the use of local data centers) or in general. Further, these privacy and data security related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and impose regulatory challenges on our business. For instance, evolving and changing definitions of what constitutes “Personal Information” and “Personal Data” within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine, or device identification numbers, location data, and other information, may limit or inhibit our ability to operate or expand our business.

Although we continually work to comply with federal, state, and foreign laws and regulations, industry standards, contractual obligations, and other legal obligations that apply to us, such laws, regulations, standards, and obligations are evolving and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices, or the features of Slack. In particular, we may be obliged to disclose data pursuant to governmental requests under U.S. law or the laws of other countries. These requirements may make our platform less attractive to users and organizations. Further, compliance with such governmental requests may be inconsistent with local laws in other countries to which we and organizations on Slack are subject.

Any failure or perceived failure by us to comply with federal, state, or foreign laws or regulations, industry standards, Internet accessibility standards, contractual obligations, or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release, or transfer of personal or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines, and penalties, or adverse publicity and could cause organizations on Slack to lose trust in us, which could have an adverse effect on our reputation and business. For example, fines of up to the greater of €20.0 million and 4% of our global turnover can be imposed for breaches of the E.U.’s General Data Protection Regulation. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.

We also expect that there will continue to be new proposed laws, regulations, Internet accessibility standards, and industry standards concerning privacy, data protection, and information security in the United States, the European Union, and other jurisdictions, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. For example, in June 2018 the State of California enacted the California Consumer Privacy Act, which takes effect on January 1, 2020 and will broadly define personal information, give California residents expanded privacy rights and protections and provide for civil penalties for violations and a private right of action for data breaches. In addition to government activity, privacy advocacy groups, and technology and other industries are considering various new, additional, or different self-regulatory standards that may place additional burdens on us. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could impair the ability of us or organizations on Slack to collect, use, or disclose information relating to consumers, which could decrease demand for Slack, increase our operating expenses, and impair our ability to maintain and grow the base of users and organizations on Slack and our revenue. Similarly, such laws could require changes to our technology, operations, and practices. New laws, amendments to, or re-interpretations of existing laws and regulations, industry standards, contractual obligations, and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct, and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state, and foreign data privacy laws and regulations, our ability to successfully operate our business and pursue our business goals could be harmed.

Failure by us to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines and public censure, claims for damages by organizations on Slack and other affected persons, damage to our reputation, and loss of goodwill (both in relation to existing and prospective organization on Slack), any of which could harm our business, results of operations, and financial condition.

Since many of the features of Slack involve the processing of personal data or other data of organizations on Slack and their employees, contractors, customers, partners, and others, any inability to adequately address privacy concerns, even if such concerns are unfounded, or to comply with applicable privacy or data security laws, regulations, and policies, could result in liability to us, damage to our reputation, inhibition of sales and to our business. Addressing these concerns could increase the length of our sales cycles. For example, cultural norms around privacy and employee expectations vary country to country and can drive a need to localize or customize certain features of Slack in order to address such varied privacy concerns, which can add cost and time to our development and sales cycles. In some markets, such as Germany, organizations as well as their employees through works councils, must both determine whether Slack is adopted, and organization and employee expectations around privacy do not always align. As a result, concerns by employees with respect to the protection of their privacy rights could affect adoption of Slack.

We publicly post our privacy policies and practices concerning our processing, use and disclosure of the personal data provided to us by users, organizations, and website visitors. Our publication of our privacy policies and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action, as well as enforcement action in other countries (particularly the European Union) if they are found to omit necessary information, be deceptive, or misrepresentative of our practices. If Slack is perceived to cause, or is otherwise unfavorably associated with, violations of privacy or data security requirements, it may subject us or organizations on Slack to public criticism and potential legal liability. Existing and potential privacy laws and regulations concerning privacy and data security and increasing sensitivity of consumers to unauthorized processing of personal data may create negative public reactions to technologies and products such as ours. This, in turn, may reduce the value of Slack and slow or eliminate the growth of our business.

We may face particular privacy, data security, and data protection risks in Europe particularly due to the new European General Data Protection Regulation.

In relation to transfers of Personal Data out of the European Economic Area, or the EEA, and Switzerland to the United States, we are currently registered for both the E.U.-U.S. and the Swiss-U.S. Privacy Shield programs. There are concerns about the future of Privacy Shield as a data transfer mechanism as it continues to be subject to legal challenges, which, if successful, would require us to ensure that we had alternative data transfer mechanisms. In the interim, if we are investigated by a European data protection authority or the U.S. Federal Trade Commission, or the FTC, and found to have failed to comply with the Privacy Shield programs, we may face fines and other penalties. Any such investigation or charges by European and/or Swiss data protection authorities and/or the FTC could have a negative effect on our existing business and on our ability to attract new users and organizations and to grow or maintain our Net Dollar Retention Rate.

We also use model contractual clauses (or standard contractual clauses) to transfer, and to enable organizations on Slack to transfer, personal data out of Europe. The validity of model clauses is also the subject of litigation. If the E.U.-U.S. Privacy Shield program or the European Commission decisions underpinning the model contractual clauses are invalidated, we will be required to identify and implement other methods to enable compliant data transfers from the EEA and Switzerland to the United States. Such methods may be more costly or not available to us.

Depending on the evolving legal framework, we may find it necessary to establish systems to maintain Personal Data originating from the European Union in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.

In addition, data protection regulation is an area of increased focus and changing requirements. The European Union adopted the General Data Protection Regulation 2016/679, or GDPR, that took effect on May 25, 2018, largely replacing the current data protection laws of each E.U. member state. The GDPR applies to any organization with an establishment in the European Union for data processing purposes as well as to those outside the European Union if they process Personal Data of individuals in the European Union in connection with offering them goods or services or monitoring their behavior. The GDPR enhances data protection obligations for processors and controllers of Personal Data, including, for example, expanded disclosures about how

Personal Data is to be used, limitations on retention of information, mandatory data breach notification requirements, and additional obligations on service providers (such as any third parties to whom we may transfer Personal Data). Non-compliance with the GDPR can trigger fines of up to the greater of €20 million and 4% of our global revenue. Given the breadth and depth of changes in data protection obligations, compliance has caused us to expend significant resources, and such expenditures are likely to continue into the future as we continue our compliance efforts and respond to new interpretations and enforcement actions. In addition, separate E.U. laws and regulations (and member states’ implementations thereof) govern the protection of consumers and of electronic communications and these are also evolving. A draft of the new ePrivacy Regulation extends the strict opt-in marketing rules with limited exceptions to business-to-business communications, alters rules on third-party cookies, web beacons, and similar technology and significantly increases penalties. This law, as well as related changes to the European Union’s telecommunications regime, could subject us to additional privacy obligations of the sort that have historically been imposed primarily on telecommunication service providers. We cannot yet determine the impact that such future laws, regulations, and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. Further, the obligations imposed by E.U. data protection and related laws may conflict with the obligations imposed by other legal regimes, such as U.S. laws concerning government access to data. We may incur substantial expense in complying with the new obligations to be imposed by the GDPR, and we may be required to make significant changes in our business operations and product development, all of which may adversely affect our revenues and our business overall.

If we are unable to ensure that Slack interoperates with a variety of software applications that are developed by others, including our partners, Slack may become less competitive and our results of operations may be harmed.

Slack must integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance Slack to adapt to changes in hardware, software, networking, browser, and database technologies. In particular, we have developed Slack to be able to easily integrate with third-party applications, including the applications of software providers that compete with us as well as our partners, through the interaction of APIs. In general, we rely on the providers of such software systems to allow us access to their APIs to enable these user integrations. We are typically subject to standard terms and conditions for application developers of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. Our business may be harmed if any provider of such software systems:

•	discontinues or limits our access to its software or APIs;

•	modifies its terms of service or other policies, including fees charged to, or other restrictions on us or other application developers;

•	changes how information is accessed by us, our users, or organizations on Slack;

•	establishes more favorable relationships with one or more of our competitors; or

•	develops or otherwise favors its own competitive offerings over ours.

We believe a significant component of our value proposition to users and organizations is the ability to improve and interface with these third-party applications through APIs on and directly in Slack. Third-party services and products are constantly evolving, and we may not be able to modify Slack to assure its compatibility with that of other third parties following development changes. In addition, some of our competitors may be able to disrupt the operations or compatibility of Slack with their products or services, or exert strong business influence on our ability to, and terms on which we, operate Slack. For example, we currently directly compete with several large technology companies whose applications interface with Slack, including Google and Microsoft. As our respective products evolve, we expect this level of competition to increase. Should any of our competitors modify their products or standards in a manner that degrades the functionality of Slack or gives preferential treatment to competitive products or services, whether to enhance their competitive position or for any other reason, the interoperability of Slack with these products could decrease and our business, results of operations, and financial condition could be harmed. If we are not permitted or able to integrate with these and other third-party applications in the future, demand for Slack would be harmed and our business, results of operations, and financial condition would be harmed.

We also depend on our ecosystem of developers to create applications that will integrate with Slack. Our reliance on this ecosystem of developers creates certain business risks relating to the quality and security of the applications built using our APIs, service interruptions of Slack from these applications, lack of service support for these applications, possession of intellectual property rights associated with these applications, and privacy concerns around the transfer of data to these applications. We may not have the ability to control or prevent these risks. As a result, issues relating to these applications could adversely affect our business, brand, and reputation.

Further, we have created mobile applications and mobile versions of Slack to respond to the increasing number of people who access the Internet through mobile devices and access cloud-based software applications through mobile devices, including smartphones and handheld tablets or laptop computers. If these mobile applications do not perform well, our business may suffer. We are also dependent on third-party application stores that may prevent us from timely updating Slack, building new features, integrations, and capabilities, or charging for access. We distribute the mobile Slack application via smartphone and tablet application stores managed by Apple and Google, among others. Certain of these companies are now, and others may in the future become, competitors of ours, and could stop allowing or supporting access to Slack through their products, could allow access for us only at an unsustainable cost, or could make changes to the terms of access in order to make Slack less desirable or harder to access, for competitive reasons. In addition, Slack interoperates with servers, mobile devices, and software applications predominantly through the use of protocols, many of which are created and maintained by third parties. We, therefore, depend on the interoperability of Slack with such third-party services, mobile devices, and mobile operating systems, as well as cloud-enabled hardware, software, networking, browsers, database technologies, and protocols that we do not control. Any changes in such technologies that degrade the functionality of Slack or give preferential treatment to competitive services could adversely affect adoption and usage of Slack. Also, we may not be successful in developing or maintaining relationships with key participants in the mobile industry or in ensuring that Slack operates effectively with a range of operating systems, networks, devices, browsers, protocols, and standards. If we are unable to effectively anticipate and manage these risks, or if it is difficult for users and organizations on Slack to access and use Slack, our business, results of operations, and financial condition may be harmed.

Because we recognize subscription revenue over the subscription term, downturns or upturns in new sales and renewals are not immediately reflected in full in our results of operations.

We recognize revenue from subscriptions to Slack on a straight-line basis over the term of the contract subscription period beginning on the date access to Slack is granted, provided all other revenue recognition criteria have been met. Our subscription arrangements generally have monthly or annual contractual terms. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from recurring subscriptions and related support services contracts entered into during previous quarters. Consequently, a decline in new or renewed recurring subscription contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our recurring subscriptions are not reflected in full in our results of operations until future periods. By contrast, a significant majority of our costs are expensed as incurred, which occurs as soon as a user starts using Slack. As a result, an increase in paid customers could result in our recognition of more costs than revenue in the earlier portion of the subscription term, and we may not attain profitability in any given period.

Our financial results may fluctuate due to increasing variability in our sales cycles as a substantial portion of our sales efforts are targeted at large organizations.

We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with organizations on Slack, which may not be indicative of future trends or results. As we continue to expand our efforts on sales to larger organizations, we expect our average sales cycles to lengthen and become less predictable, which may harm or cause unpredictable fluctuations in our financial results. Factors that may influence the length and variability of our sales cycle include, among other things:

•	the need to raise awareness about the uses and benefits of Slack, particularly our paid versions;

•	the need to allay privacy and security concerns or develop required enhancements;

•	the discretionary nature of purchasing and budget cycles and decisions;

•	the competitive nature of evaluation and purchasing processes;

•	announcements or planned introductions of new features, integrations, and capabilities by us or our competitors; and

•	lengthy purchasing approval processes.

Our increasing focus on sales to larger organizations may further increase the variability of our financial results. To achieve acceptance of Slack by additional large organizations, we may need to engage with senior management and other personnel and not just gain acceptance of Slack from employees, who are often the initial adopters of Slack. As a result, sales efforts targeted at large organizations involve greater costs, longer sales cycles, greater competition, and less predictability in completing some of our sales. In the large organization market, an organization’s decision to use Slack, expand the use of Slack, and/or upgrade to a paid version of Slack can sometimes be an enterprise-wide decision, in which case, we typically provide designated account and customer success teams, greater levels of user and customer education to familiarize potential users and organizations with the use and benefits of Slack, as well as the design and implementation of special enterprise-specific integrations. In addition, larger organizations may demand more customization, integration, support services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales support, research and development, customer experience, and professional services resources to these organizations, resulting in increased costs, lengthened sales cycle, and diversion of our own sales and professional services resources to a smaller number of larger organizations. Further, we have limited experience in selling and marketing to larger organizations, and we may not be able to successfully execute our sales and marketing strategy targeted at such large organizations. Moreover, these larger transactions may require us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met. If we are unable to close one or more expected significant transactions with large organizations in a particular period, or if an expected transaction is delayed until a subsequent period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be harmed.

If we fail to adapt to rapid technological change, our ability to remain competitive could be impaired.

The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and features, and evolving industry standards and regulatory requirements. Our ability to attract new users and organizations and increase revenue from organizations on Slack will depend in significant part on our ability to anticipate industry standards and trends and continue to enhance Slack and introduce new features, integrations, and capabilities on a timely basis to keep pace with technological developments. If we are unable to provide enhancements and new features and integrations for Slack, develop new features, integrations, and capabilities that achieve market acceptance, or innovate quickly enough to keep pace with rapid technological developments, our business could be harmed. We must also keep pace with changing legal and regulatory regimes that affect Slack and our business practices. We may not be successful in developing modifications, enhancements, and improvements; in bringing them to market quickly or cost-effectively in response to market demands; or at modifying Slack to remain compliant with applicable legal and regulatory requirements.

If we fail to offer high-quality customer experience, our business and reputation will suffer.

While we have designed Slack to be easy to adopt and use, once organizations and their users begin using Slack, those organizations rely on our support services to resolve any related issues. High-quality user and customer education and customer experience has been key to our brand and is important for the successful marketing and sale of Slack, for the conversion of organizations on our free version into paid customers, and for growth or maintenance of our Net Dollar Retention Rate. The importance of high-quality customer experience will increase as we expand our business and pursue new organizations. For instance, if we do not help organizations on Slack quickly resolve issues and provide effective ongoing customer experience at the individual user and organization levels, our ability to sell our paid versions to organizations on our free version would suffer and our reputation with existing or potential users and organizations may be harmed. Further, our sales are highly dependent on our business reputation and on positive recommendations from existing users and organizations on Slack. Any failure to maintain high-quality customer experience, or a market perception that we do not maintain high-quality customer experience, could harm our reputation, our ability to sell Slack to existing and prospective organizations, and our business, results of operations, and financial condition.

In addition, as we continue to grow our operations and reach a larger and increasingly global customer and user base, we need to be able to provide efficient customer support that meets the needs of organizations on Slack globally at scale. The number of organizations on Slack has grown significantly and that will put additional pressure on our support organization. In order to meet these needs, we have relied in the past, and will continue to rely on, third-party contractors and self-service product support to resolve common or frequently asked questions, which supplement our customer experience teams. If we are unable to provide efficient product support globally at scale, including through the use of third-party contractors and self-service support, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations.

Failure to effectively develop and expand our direct sales capabilities could harm our ability to increase the number of organizations on Slack and achieve broader market acceptance of Slack.

Our ability to increase the number of organizations on Slack, grow usage within larger organizations on Slack, and achieve broader market acceptance of Slack among large organizations will depend to a significant extent on our ability to expand our sales operations, particularly our direct sales efforts targeted at C-suite executives and business unit leaders. We plan to continue expanding our direct sales force, both domestically and internationally, in order to reach these large organizations. This expansion will require us to invest significant financial and other resources to train and grow our direct sales force, in order to complement our self-service go-to-market approach. Our business will be harmed if our efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if we are unable to retain our existing direct sales personnel. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth.

Adverse general economic and market conditions and reductions in IT spending may reduce demand for Slack, which could harm our revenue, results of operations, and cash flows.

Our revenue, results of operations, and cash flows depend on the overall demand for and use of Slack. Concerns about the systemic impact of a recession (in the United States or globally), energy costs, geopolitical issues, or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in IT spending by existing and prospective organizations. Prolonged economic slowdowns may result in organizations on Slack requesting us to renegotiate existing contracts on less advantageous terms to us than those currently in place or defaulting on payments due on existing contracts or not renewing at the end of the contract term.

Organizations on Slack may merge with other entities who use alternative software that addresses one or more of the problems that Slack solves and, during weak economic times, there is an increased risk that one or more of our paid customers will file for bankruptcy protection, either of which may harm our revenue, profitability, and results of operations. We also face risk from international paid customers that file for bankruptcy protection in foreign jurisdictions, particularly given that the application of foreign bankruptcy laws may be more difficult to predict. In addition, we may determine that the cost of pursuing any claim may outweigh the recovery potential of such claim. As a result, broadening or protracted extension of an economic downturn could harm our business, revenue, results of operations, cash flows, and financial condition.

If we fail to maintain our brand cost-effectively, our ability to expand the number of organizations on Slack will be impaired, our reputation may be harmed, and our business, results of operations, and financial condition may suffer.

We believe that developing and maintaining awareness of our brand is critical to achieving widespread acceptance of Slack and is an important element in attracting new organizations to Slack. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to ensure that Slack remains high-quality, reliable, and useful at competitive prices.

Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new organizations to Slack or to grow or maintain our Net Dollar Retention Rate to the extent necessary to realize a sufficient return on our brand-building efforts, and our business, results of operations, and financial condition could suffer.

In addition, independent industry analysts often provide reviews of Slack, as well as the products offered by our competitors, and perception of the relative value of Slack in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be harmed.

One of our marketing strategies is to offer a free version of Slack, and we may not be able to continue to realize the benefits of this strategy.

We offer a free version of Slack to promote initial usage, brand and product awareness, and organic adoption. Historically, not all users of and organizations on our free version convert to one of our paid versions. Our marketing strategy depends in part on users of and/or organizations on the free version of Slack convincing others within their organizations to use Slack and to drive the conversion to purchasing subscriptions to Standard, Plus, or Enterprise Grid. To the extent that some of these users and organizations do not become, or lead others to become, paid customers, we will not realize the intended benefits of this marketing strategy, which incurs costs as we must pay to host our free version, and our ability to grow our business may be harmed and our results of operations and financial condition could suffer.

We derive, and expect to continue to derive, substantially all of our revenue from a single product.

We derive, and expect to continue to derive, substantially all of our revenue from a single product—Slack. As such, the continued growth in market demand for and market acceptance of Slack is critical to our continued success. Demand for Slack is affected by a number of factors, many of which are beyond our control, such as continued market acceptance, the timing of development, and release of competing new products; the development and acceptance of new features, integrations, and capabilities; price or product changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends. If we are unable to continue to meet demands of organizations on Slack or trends in preferences or to achieve more widespread market acceptance of Slack, our business, results of operations, and financial condition could be harmed. Changes in preferences of users or organizations on Slack for software may have a disproportionately greater impact on us than if we offered multiple products. In addition, some current and potential organizations, particularly large organizations, may develop or acquire their own tools or software or continue to rely on traditional tools and software, such as email, which would reduce or eliminate the demand for Slack. If demand for Slack declines for any of these or other reasons, our business could be adversely affected.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovative approach, creativity, and teamwork fostered by our culture and our business could be harmed.

We believe that an important contributor to our success has been our corporate culture, which we believe creates an environment that drives and perpetuates our strategy to create a better, more productive way to work. As we continue to grow, including geographically, and develop the infrastructure of a public company, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

Interruptions or delays in the services provided by third-party data centers or Internet service providers could impair Slack and our business could suffer.

We currently serve organizations on Slack from third-party data centers operated by AWS. Any damage to or failure of our systems generally would prevent us from operating our business. We rely on the Internet and, accordingly, depend upon the continuous, reliable, and secure operation of Internet servers, related hardware and software, and network infrastructure. We host Slack using AWS data centers, a provider of cloud infrastructure services. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party Internet service providers transmit. Furthermore, we have no physical access or control over the services provided by AWS. Although we have disaster recovery plans that utilize multiple AWS locations, the data centers that we use are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, severe storms, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, many of which are beyond our control, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. Further, a prolonged AWS service disruption affecting Slack for any of the foregoing reasons could damage our reputation with current and potential organizations, expose us to liability, cause us to lose organizations on Slack, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use. Damage or interruptions to these data centers could harm our business. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of Slack. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. Further, the contractual commitments that we provide to organizations on Slack with regard to data privacy are limited by the commitments that AWS has provided us.

AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. In some cases, AWS may terminate the agreement for cause upon 30 days’ notice. Termination of the AWS agreement may harm our ability to access data centers we need to host Slack or to do so on terms as favorable as those we have with AWS.

Slack is accessed by a large number of organizations and users, and as we continue to expand the number of users and organizations on Slack and integrations available to organizations on Slack, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of AWS data centers or third-party Internet service providers to meet our capacity requirements could result in interruptions or delays in access to Slack or impede our ability to scale our operations. In the event that our AWS service agreements are terminated, or there is a lapse of service, interruption of Internet service provider connectivity or damage to such facilities, we could experience interruptions in access to Slack as well as delays and additional expense in arranging new facilities and services.

Our growth depends, in part, on the success of our strategic relationships with third parties.

To grow our business and build out our application ecosystem, we anticipate that we will continue to depend on relationships with third parties. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Further, our competitors may be effective in providing incentives to third parties to favor their products or services over Slack. If we are unsuccessful in establishing or maintaining our relationships with third parties, if any existing or future partners fail to successfully implement or support Slack integrations, or if they partner with our competitors and devote greater resources to implement and support the products and solutions of competitors, our ability to compete in the marketplace, or to grow our revenue, could be impaired, and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased usage of Slack or increased revenue.

We rely on software and services from other parties. Defects in, or the loss of access to, software or services from third parties could increase our costs and adversely affect the quality of Slack.

We rely on technologies from third parties to operate critical functions of our business, including cloud infrastructure services provided by AWS and customer relationship management services. Our business would be disrupted if any of the third-party software or services we utilize, or functional equivalents thereof, were unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. In each case, we would be required to either seek licenses to software or services from other parties and redesign Slack or certain aspects of Slack to function with such software or services or develop these components ourselves, which would result in increased costs and could result in delays in launches and releases of new features, integrations, capabilities or enhancements until equivalent technology can be identified, licensed, or developed, and integrated into Slack. Furthermore, we might be forced to limit the features available in Slack. These delays and feature limitations, if they occur, could harm our business, results of operations, and financial condition.

If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue, and incur costly litigation to protect our rights.

Our success is dependent, in part, upon protecting our proprietary information and technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy Slack, or certain aspects of Slack, and use information that we regard as proprietary to create products that compete with Slack. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of Slack, or certain aspects of Slack, may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of Slack, or certain aspects of Slack, and proprietary information may increase. Further, competitors, foreign governments, foreign government-backed actors, criminals, or other third parties may gain unauthorized access to our proprietary information and technology. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property.

We rely in part on trade secrets, proprietary know-how, and other confidential information to maintain our competitive position. Although we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances, no assurance can be given that these agreements will be effective in controlling access to and distribution of Slack, or certain aspects of Slack, and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to Slack.

To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights, and we may or may not be able to detect infringement by third parties. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of Slack, impair the functionality of Slack, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies into Slack, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new features, integrations, and capabilities, and we cannot assure you that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.

Our results of operations may be harmed if we are subject to a protracted infringement claim, a claim that results in a significant damage award, or a claim that results in an injunction.

There is considerable patent and other intellectual property development and enforcement activity in our industry. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. Our future success depends in part on not infringing upon or misappropriating the intellectual property rights of others. Other companies have claimed in the past, and may claim in the future, that we infringe upon their intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

•	require costly litigation to resolve and the payment of substantial damages;

•	require and divert significant management time;

•	cause us to enter into unfavorable royalty or license agreements;

•	require us to discontinue some or all of the features, integrations, and capabilities available in Slack;

•	require us to indemnify organizations on Slack or third-party service providers; and/or

•	require us to expend additional development resources to redesign Slack or certain aspects of Slack.

Any one or more of the above could harm our business, results of operations, and financial condition.

We use open source software, which could negatively affect our ability to offer Slack and subject us to litigation or other actions.

We use substantial amounts of open source software in Slack and may use more open source software in the future. From time to time, there have been claims challenging both the ownership of open source software against companies that incorporate open source software into their products and whether such incorporation is permissible under various open source licenses. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize Slack. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software, or breach of open source licenses. Litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition, or require us to devote additional research and development resources to change Slack, or certain aspects of Slack. In addition, if we were to combine our proprietary source code or software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with less development effort and time. If we inappropriately use open source software, or if the license terms for open source software that we use change, we may be required to re-engineer Slack, or certain aspects of Slack, incur additional costs, discontinue the sale of Slack or the availability of certain features, integrations, or capabilities of Slack, or take other remedial actions.

In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or assurance of title or controls on origin of the software. In addition, many of the risks associated with usage of open source software, such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, but we cannot be sure that all of our use of open source software is in a manner that is consistent with our current policies and procedures, or will not subject us to liability.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with organizations on Slack and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from the use of Slack or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. As we continue to grow, the possibility of these and other intellectual property rights claims against us may increase. For any intellectual property rights indemnification claim against us or organizations on Slack, we may incur significant legal expenses and may have to pay damages, license fees and/or stop using technology found to be in violation of the third party’s rights. Large indemnity payments could harm our business, results of operations, and financial condition. We may also have to seek a license for the technology. Such license may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver Slack and/or certain features, integrations, and capabilities of Slack. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter Slack and/or certain of its features, integrations, and capabilities, any of which could negatively affect our business.

From time to time, organizations on Slack may require us to indemnify or otherwise be liable to them for breach of confidentiality, violation of applicable law, or failure to implement adequate security measures with respect to their data stored, transmitted, or accessed using Slack. Although we normally contractually limit our liability with respect to such obligations, the existence of such a dispute may have adverse effects on our relationship with organizations on Slack and reputation or such limitations may not be honored in every jurisdiction and we may still incur substantial liability related to them.

Any assertions by a third party, whether or not successful, with respect to such indemnification obligations could subject us to costly and time-consuming litigation, expensive remediation and licenses, divert management attention and financial resources, harm our relationship with that organization on Slack and other current and prospective organizations, reduce demand for Slack, and harm our brand, business, results of operations, and financial condition.

We provide service level commitments under certain of our paid customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts related to unused subscriptions, which could harm our business, results of operations, and financial condition.

Certain of our paid customer agreements contain service level agreements, under which we guarantee specified minimum availability of Slack. From time to time, we have granted, and in the future will continue to grant, credits to paid customers pursuant to the terms of these agreements. For example, we recently provided approximately $8.2 million in credits to paid customers in connection with availability issues experienced by certain organizations on Slack during the quarter ended July 31, 2019. Any failure of or disruption to our infrastructure could make Slack unavailable to organizations on Slack. If we are unable to meet the stated service level commitments to our paid customers or suffer extended periods of unavailability of Slack, we may be contractually obligated to provide paid customers with service credits for future subscriptions, or paid customers could elect to terminate and receive refunds for prepaid amounts related to unused subscriptions. Our revenue, other results of operations, and financial condition could be harmed if we suffer unscheduled downtime that exceeds the service level commitments under our agreements with our paid customers, and any extended service outages could adversely affect our business and reputation as paid customers may elect not to renew and we could lose future sales. In addition, we may modify or reduce the amount of credits we grant to paid customers under such service level agreements. Any modification or termination of such commitments could decrease demand for Slack, impair our ability to maintain and grow the base of users and organizations on Slack, and adversely affect our business.

We may be subject to liability claims if we breach our contracts and our insurance may be inadequate to cover our losses.

We are subject to numerous obligations in our contracts with organizations on Slack and our partners. Despite the procedures, systems and internal controls we have implemented to comply with our contracts, we may breach these commitments, whether through a weakness in these procedures, systems, and internal controls, negligence, or the willful act of an employee or contractor. Our insurance policies, including our errors and omissions insurance, may be inadequate to compensate us for the potentially significant losses that may result from claims arising from breaches of our contracts, disruptions in our services, failures or disruptions to our infrastructure, catastrophic events, and disasters or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.

We may be subject to litigation for a variety of claims, which could harm our reputation and adversely affect our business, results of operations, and financial condition.

In the ordinary course of business, we may be involved in and subject to litigation for a variety of claims or disputes and receive regulatory inquiries. These claims, lawsuits, and proceedings could include labor and employment, wage and hour, commercial, antitrust, alleged securities law violations or other investor claims, and other matters. The number and significance of these potential claims and disputes may increase as our business expands. Further, our general liability insurance may not cover all potential claims made against us or be sufficient to indemnify us for all liability that may be imposed. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources, and harm our reputation. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not have a material adverse effect on our business, results of operations, and financial condition.

We may be subject to federal and state health privacy laws and regulations. If we are unable to comply or have not fully complied with such laws and regulations, we could face government enforcement actions, civil penalties, criminal sanctions, or damages, which could harm our reputation and adversely affect our business.

We may function as a HIPAA business associate for certain of our paid customers and, as such, are subject to applicable privacy and data security requirements. If we fail to comply with any of these requirements, we could be subject to significant liability, which could harm our reputation and adversely affect our business as well as our ability to attract new and retain existing paid customers.

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, or collectively, HIPAA, establish a set of federal privacy and security standards for the protection of individually identifiable health information that apply to health plans, healthcare clearinghouses, and healthcare providers that submit certain covered transactions, or “covered entities.” A subset of these standards also apply to ‘‘business associates,’’ which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining, or transmitting protected health information. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA.

Certain of our paid customers are HIPAA covered entities and service providers, and in that context we may function as a business associate under HIPAA. Among other things, this status means that for certain activities we must comply with applicable administrative, technical, and physical safeguards as required by HIPAA, including stringent data security obligations. Failure to comply with HIPAA can result in significant civil monetary penalties and, in certain circumstances, criminal penalties with fines and/or imprisonment.

The HIPAA covered entities and service providers to whom we serve as a business associate require us to enter into HIPAA-compliant business associate agreements with them. If we are unable to comply with our obligations as a HIPAA business associate, we could face contractual liability under the applicable business associate agreement. There may also be costs, both monetary and reputational, associated with responding to government investigations regarding alleged violations of these and other laws and regulations, even if there are ultimately no findings of violations or no penalties imposed. These costs can consume company resources and impact our business and, if public, harm our reputation.

If we are unable to meet the requirements of HIPAA, our business associate agreements or state health privacy laws, we could face contractual liability or civil and criminal liability under HIPAA, all of which can have an adverse impact on our business and generate negative publicity, which, in turn, can have an adverse impact on our ability to attract new paid customers and to grow or maintain our Net Dollar Retention Rate.

We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions or sanctions could harm our business, results of operations, and financial condition.

In addition, in the future we may use third parties to sell access to Slack and conduct business on our behalf abroad. We or such future third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we can be held liable for the corrupt or other illegal activities of such future third-party intermediaries, and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot assure you that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, results of operations, and prospects.

We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.

Some of our business activities may be subject to various restrictions under U.S. and E.U. export controls and trade and economic sanctions laws, including, among others, the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. U.S. and E.U. export control laws and U.S. and E.U. economic sanctions laws may prohibit or restrict the sale or supply of certain products, including encryption items and technology, and services to certain governments, persons, and entities and countries and territories, including those that are the target of comprehensive sanctions. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute Slack or could limit the ability of organizations on Slack to implement Slack in those countries. Although we take precautions to prevent Slack from being provided in violation of such laws and regulations, we cannot guarantee that such precautions will be fully effective and Slack may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, government investigation, loss of export privileges, and reputational harm. Further, obtaining the necessary authorizations, including any required licenses, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. Although we take precautions to prevent transactions with sanction targets, we cannot guarantee that such precautions will be fully effective and we could inadvertently provide Slack to persons prohibited by U.S. and E.U. sanctions, which could result in negative consequences to us, including government investigations, penalties, and harm to our reputation.

In addition, changes in Slack, or future changes in export and import regulations may prevent our users with international operations from using Slack globally or, in some cases, prevent the export or import of Slack to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of Slack by, or in our decreased ability to export or sell subscriptions to Slack to, existing or potential users with international operations. Any decreased use of Slack or limitation on our ability to export or sell Slack would likely adversely affect our business, results of operations and financial condition.

We are subject to a variety of U.S. and international laws that could subject us to claims, increase our operating expenses, or otherwise harm our business due to changes in the laws, changes in the interpretations of the laws, greater enforcement of the laws, or investigations into compliance with the laws.

We are subject to compliance with various laws, including those covering copyright, consumer protection, child protection, and similar matters. There have been instances where improper or illegal content has been stored on Slack without our knowledge. As a service provider, with some exceptions, we do not regularly monitor Slack to evaluate the legality of content stored on it. While to date we have not been subject to material legal or administrative actions as a result of the content stored on Slack or the activities conducted or organized using Slack, the laws in this area are currently in a state of flux and vary widely between jurisdictions. Accordingly, it may be possible that in the future we and our competitors may be subject to legal actions, along with the organizations on Slack and users who upload improper or illegal content, or engage in improper or illegal activities using Slack. In addition, regardless of any legal liability we may face, our reputation could be harmed should there be an incident generating negative publicity about the content stored on Slack, or the activities conducted or organized using Slack. Such publicity could harm our reputation and brand as well as our business, results of operations, and financial condition.

We may also be subject to consumer privacy or consumer protection laws that may impact our sales, marketing, and compliance efforts, including laws related to subscriptions, billing, and auto-renewal. These laws, as well as any changes in these laws, could adversely affect our free version of Slack and make it more difficult for us to grow or maintain our Net Dollar Retention Rate, upgrade organizations on Slack, and attract new organizations to Slack. Additionally, we have in the past, are currently, and may from time to time in the future become the subject of inquiries and other actions by regulatory authorities as a result of our business practices, including our subscription, billing, and auto-renewal policies. Consumer privacy and consumer protection laws may be interpreted or applied by regulatory authorities in a manner that could require us to make changes to Slack, our contracts, or our operations, or incur fines, penalties, or settlement expenses, which may result in harm to our business, results of operations, financial condition, and brand.

Further, in certain countries, we may be classified as a telecommunications service provider, or our classification may be uncertain. Such classification as a telecommunications service provider could restrict our ability to operate in such markets without appropriate local authorization, or at all.

We are also subject to other U.S. and international laws. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as we continue to expand our international presence and any failure to comply with such laws could harm our reputation and our business.

Action by governments to restrict access to Slack in their countries or to require us to disclose or provide access to information in our possession could harm our business, results of operations, and financial condition.

Slack depends on the ability of our users to access the Internet and Slack could be blocked or restricted in some countries for various reasons. Further, it is possible that governments of one or more foreign countries may seek to limit access to or certain features of Slack in their countries, or impose other restrictions that may affect the availability of Slack, or certain features of Slack, in their countries for an extended period of time or indefinitely. For example, Russia and China are among a number of countries that have recently blocked certain online services, including AWS, which hosts Slack, making it very difficult for such services to access those markets. In addition, governments in certain countries may seek to restrict or prohibit access to Slack if they consider us to be in violation of their laws and may require us to disclose or provide access to information in our possession. If we fail to anticipate developments in the law, or fail for any reason to comply with relevant law, Slack could be further blocked or restricted and we could be exposed to significant liability that could harm our business. In the event that access to Slack is restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to grow or maintain our Net Dollar Retention Rate may be adversely affected, we may not be able to maintain or grow our revenue as anticipated and our business, results of operations, and financial condition could be adversely affected.

Because our success depends, in part, on our ability to expand sales of Slack to organizations located outside of the United States, our business will be susceptible to risks associated with international operations.

We currently have sales personnel outside the United States in Australia, Canada, France, Germany, Ireland, India, Japan, and the United Kingdom, and we intend to expand our international operations. In fiscal years 2017, 2018, and 2019, our non-U.S. revenue was 34%, 34%, and 36% of our total revenue, respectively. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing Slack in additional languages. Any additional international expansion efforts that we are undertaking and may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States or in other countries where we currently operate. These risks include, among other things:

•	unexpected costs and errors in the localization of Slack, including translation into foreign languages and adaptation for local culture, practices, and regulatory requirements;

•
lack of familiarity and burdens of complying with foreign laws, legal standards, privacy standards, regulatory requirements, tariffs, and other barriers, and the risk of penalties to our users and individual members of management or employees if our practices are deemed to be out of compliance;

•	practical difficulties of enforcing intellectual property rights in countries with varying laws and standards and reduced or varied protection for intellectual property rights in some countries;

•
an evolving legal framework and additional legal or regulatory requirements for data privacy, which may necessitate the establishment of systems to maintain data in local markets, requiring us to invest in additional data centers and network infrastructure, and the implementation of additional employee data privacy documentation (including locally-compliant data privacy notice and policies), all of which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business;

•
as a U.S. company, we are subject to U.S. laws concerning governmental access to data and the risk, or perception of risk, of such access may make Slack less attractive to organizations outside the U.S., and compliance with such U.S. laws may conflict with legal obligations that we, or our organizations on Slack, may be subject to in other countries;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties, or other trade restrictions;

•	difficulties in managing systems integrators and technology partners;

•	differing technology standards;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	increased financial accounting and reporting burdens and complexities;

•
difficulties in managing and staffing international operations including the proper classification of independent contractors and other contingent workers, differing employer/employee relationships, and local employment laws;

•
increased costs involved with recruiting and retaining an expanded employee population outside the United States through cash and equity-based incentive programs and unexpected legal costs and regulatory restrictions in issuing our shares to employees outside the United States;

•	global political and regulatory changes that may lead to restrictions on immigration and travel for our employees outside the United States;

•	fluctuations in exchange rates that may decrease the value of our foreign-based revenue;

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems, and restrictions on the repatriation of earnings; and

•	permanent establishment risks and complexities in connection with international payroll, tax, and social security requirements for international employees.

Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing operations in other countries will produce desired levels of revenue or profitability.

Further, we have not engaged in currency hedging activities to limit risk of exchange rate fluctuations. Changes in exchange rates affect our costs and earnings, and may also affect the book value of our assets located outside the United States and the amount of our stockholders’ equity.

Compliance with laws and regulations applicable to our global operations also substantially increases our cost of doing business in foreign jurisdictions. We have limited experience in marketing, selling, and supporting Slack outside of the United States. Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business, results of operations, and financial condition will suffer. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could harm our business. In many countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners, and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners, or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, reputational harm, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences, or the prohibition of the importation or exportation of Slack and could harm our business, results of operations, and financial condition.

We may face exposure to foreign currency exchange rate fluctuations.

Our contracts with paid customers outside of the United States are sometimes denominated in local currencies. In addition, the majority of our foreign costs are denominated in local currencies. Over time, an increasing portion of our contracts with paid customers outside of the United States may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our results of operations when translated into U.S. dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

Exposure to political developments in the United Kingdom, including the outcome of the U.K. referendum on membership in the European Union, could harm us.

On June 23, 2016, a referendum was held on the United Kingdom’s membership in the European Union, the outcome of which was a vote in favor of leaving the European Union. The United Kingdom’s vote to leave the European Union has created an uncertain political and economic environment in the United Kingdom and across other European Union member states. The result of the referendum means that the long-term nature of the United Kingdom’s relationship with the European Union is unclear and that there is considerable uncertainty as to whether and when any such relationship will be agreed and implemented. The political and economic instability created by the United Kingdom’s vote to leave the European Union has caused and may continue to cause significant volatility in global financial markets and the value of the British Pound or other currencies, including the Euro. Depending on the terms reached regarding any exit from the European Union, or if no such terms are reached, it is possible that there may be adverse practical or operational implications on our business. For example, the UK Data Protection Act that substantially implements the GDPR became effective in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated and how those regulations may differ from those in the European Union. Further, the United Kingdom’s exit from the European Union may create increased compliance costs and an uncertain regulatory landscape for offering equity-based incentives to our employees in the United Kingdom. If we are unable to maintain equity-based incentive programs for our employees in the United Kingdom due to the departure of the United Kingdom from the European Union, our business in the United Kingdom may suffer and we may face legal claims from employees in the United Kingdom to whom we previously offered equity-based incentive programs.

Our activities in the United States subject us to various laws relating to foreign investment and the export of certain technologies, and our failure to comply with these laws or adequately monitor the compliance of our suppliers and others we do business with could subject us to fines, penalties, and even injunctions, the imposition of which on us could have a material adverse effect on the success of our business.

Because we are a U.S. business with substantial operations in the United States, we may be subject to U.S. laws that regulate foreign investments in U.S. businesses and access by foreign persons to technology developed and produced in the United States. These laws include Section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 801, as amended, administered by the Committee on Foreign Investment in the United States; and the Export Control Reform Act of 2018, which is being implemented in part through Commerce Department rulemakings to impose new export control restrictions on “emerging and foundational technologies” yet to be fully identified. Application of these laws, including as they are implemented through regulations being developed, may negatively impact our business in various ways, including by restricting our access to capital and markets; limiting the collaborations we may pursue; regulating the export of our service and technology from the United States and abroad; increasing our costs and the time necessary to obtain required authorizations and to ensure compliance; and threatening monetary fines and other penalties if we do not.

Our revolving credit facility provides our lenders with a first-priority lien against substantially all of our assets, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.

We are party to a revolving credit and guaranty agreement, which contains a number of covenants that restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness, create or incur liens, merge or consolidate with other companies, sell substantially all of our assets, liquidate or dissolve, make distributions to its equity holders or its subsidiaries’ equity interests, pay dividends, make redemptions and repurchases of stock, or engage in transactions with affiliates. We are also required to maintain certain financial covenants, including a minimum liquidity balance and a minimum revenue amount. The terms of our revolving credit facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy, and compete against companies who are not subject to such restrictions.

A failure by us to comply with the covenants or payment requirements specified in the revolving credit and guaranty agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately materially and adversely affect our cash flows, business, results of operations, and financial condition. Further, the terms of any new or additional financing may be on terms that are more restrictive or on terms that are less desirable to us.

We may be required to defer recognition of some of our revenue, which may harm our financial results in any given period.

We may be required to defer recognition of revenue for a significant period of time after entering into an agreement due to a variety of factors, including, among other things, whether:

•
the paid customer fails to deploy Slack to as many users as contemplated in the agreement given that, in many of our transactions, revenue is reduced in the form of fair billing credits we provide to paid customers when a user becomes inactive;

•	contract modification is granted to reduce commitment or to lower fees because of frequent service interruptions or because Slack did not meet the paid customer’s needs or expectations;

•
service outages result in failure to meet our quarterly uptime guarantee because revenue is reduced when we compensate paid customers in the form of credits promised under certain service level agreements;

•	the transaction includes an option to renew at significantly higher discounts than what was provided under existing agreement and other comparable transactions;

•	the transaction is contingent on future functionality that is not delivered within the paid customer’s expected timeline; or

•	the transaction involves acceptance criteria or other contingencies that may delay revenue recognition.

Because of these factors and other specific revenue recognition requirements under GAAP, we must have very precise terms in our contracts to recognize revenue when we initially provide access to Slack or perform services. Although we strive to enter into agreements that meet the criteria under GAAP for current revenue recognition on delivered elements, our agreements are often subject to negotiation and revision based on the demands of our paid customers. The final terms of our agreements sometimes result in deferred revenue recognition well after the time of delivery, which may adversely affect our financial results in any given period.

Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect the timing of revenue recognition as well as how revenue is allocated between revenue categories. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period as new updated information becomes available or when there is a change in prevailing conditions. Accordingly, actual results could differ significantly from our estimates.

We have limited experience with respect to determining the optimal prices for Slack.

We have limited experience with respect to determining the optimal prices for Slack and, as a result, we have in the past, and expect in the future, that we will need to change our pricing model from time to time. In the past, we have sometimes adjusted our prices either for individual paid customers in connection with long-term agreements or unique situations. Moreover, demand for Slack is also sensitive to price. Many factors, including our marketing, user acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Further, certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with Slack or may bundle functionality compatible with Slack and offer a broader range of products and services. Similarly, certain competitors may use marketing strategies that enable them to acquire users more rapidly or at a lower cost than us, or both, and we may be unable to attract new users and organizations or grow or maintain our Net Dollar Retention Rate based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively internationally. In addition, if our mix of features, integrations, and capabilities on Slack changes or we develop additional versions for specific use cases or additional premium versions, then we may need to, or choose to, revise our pricing. There can be no assurance that we will not be forced to engage in price-cutting initiatives or to increase our marketing and other expenses to attract users and organizations to Slack and to grow or maintain our Net Dollar Retention Rate in response to competitive or other pressures, either of which could materially and adversely affect our business, results of operations, and financial condition.

Future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value, and harm our results of operations and financial condition.

We have in the past acquired, and we may in the future seek to acquire or invest in, businesses, products, or technologies that we believe could complement Slack or expand its breadth, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate successfully the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition. Specifically, we may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

We may not be able to find and identify desirable acquisition targets or we may not be successful in entering into an agreement with any one target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could harm our results of operations. In addition, if an acquired business fails to meet our expectations, our business, results of operations, and financial condition may suffer.

We also make strategic investments in early stage companies developing products or technologies that we believe could complement Slack or expand its breadth, enhance our technical capabilities, or otherwise offer growth opportunities through our subsidiary, Slack Fund. These investments are generally in early stage private companies for restricted stock. Such investments are generally illiquid and may never generate value. Further, the companies in which we invest may not succeed, and our investments would lose their value.

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer experience, general, and administrative functions, and on individual contributors in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or key employees could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and Software-as-a-Service applications and experienced sales professionals. We have, from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In addition, certain domestic immigration laws restrict or limit our ability to recruit internationally. Any changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources, and potential liability for us or our employees. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed. Meanwhile, additions of executive-level management and large numbers of employees could significantly and adversely impact our culture.

Volatility or lack of appreciation in the stock price of our Class A common stock may also affect our ability to attract and retain our key employees. Many of our senior personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options or restricted stock units, or RSUs, have significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our Class A common stock. If we do not maintain and continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, craftsmanship, teamwork, curiosity, and diversity, that we believe is necessary to support our growth.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our recent transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

Catastrophic events may disrupt our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. We have our headquarters and a large employee presence in San Francisco, California, a region that contains active earthquake zones. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in Slack, breaches of data security, and loss of critical data, all of which could harm our business, results of operations, financial condition, and brand. Acts of terrorism could also cause disruptions to the Internet or the economy as a whole. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.

Historically, we have funded our operations and capital expenditures primarily through equity issuances and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents, cash flow from operations, and amounts available under our revolving credit facility will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Our revolving credit facility restricts our ability to incur additional indebtedness, requires us to maintain specified minimum liquidity and revenue amounts, and restricts our ability to pay dividends. The terms of any additional debt financing may be similar or more restrictive. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

•	develop new features, integrations, capabilities, and enhancements;

•	continue to expand our product development, sales, and marketing organizations;

•	hire, train, and retain employees;

•	respond to competitive pressures or unanticipated working capital requirements; or

•	pursue acquisition opportunities.

Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for Slack, and could harm our business.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. The adoption of any laws or regulations that could reduce the growth, popularity, or use of the Internet, including laws or practices limiting Internet neutrality, could decrease the demand for, or the usage of, Slack and services, increase our cost of doing business and harm our results of operations. Changes in these laws or regulations could require us to modify Slack, or certain aspects of Slack, in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based products such as ours. In addition, the use of the Internet as a business tool could be harmed due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. Further, Slack depends on the quality of our users’ access to the Internet. Certain features of Slack require significant bandwidth and fidelity to work effectively. Internet access is frequently provided by companies that have significant market power that could take actions that degrade, disrupt or increase the cost of user access to Slack, which would negatively impact our business. The performance of the Internet and its acceptance as a business tool has been harmed by “viruses,” “worms” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet is adversely affected by these issues, demand for Slack could decline.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, during our transition to a public company, we worked to improve the controls around our key accounting processes and our quarterly close process, we implemented a number of new systems to supplement our core enterprise resource planning, or ERP, system as part of our control environment, and we hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures and key metrics may be useful in evaluating our operating performance. We present certain non-GAAP financial measures and key metrics in this Quarterly Report on Form 10-Q and intend to continue to present certain non-GAAP financial measures and key metrics in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures and key metrics could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the market price of our Class A common stock.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an “emerging growth company,” which could be as long as five full fiscal years following the listing of our Class A common stock on the NYSE. We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the price of our Class A common stock may be more volatile.

We recently implemented a new enterprise resource planning system, and if this new system proves ineffective or if we experience issues with the transition, we may be unable to timely or accurately prepare financial reports, make payments to our suppliers and employees, or invoice and collect from our users.

In fiscal year 2019, we implemented a new ERP system, including our systems for tracking revenue recognition. Our ERP system is critical to our ability to accurately maintain books and records and to prepare our consolidated financial statements. The transition to our new ERP system may be disruptive to our business if the ERP system does not work as planned or if we experience issues relating to the implementation. Such disruptions could impact our ability to timely or accurately make payments to our suppliers and employees, and could also inhibit our ability to invoice, and collect from our users. Data integrity problems or other issues may be discovered which, if not corrected, could impact our business or financial results. In addition, we may experience periodic or prolonged disruption of our financial functions arising out of this conversion, general use of such system, other periodic upgrades or updates, or other external factors that are outside of our control. If we encounter unforeseen problems with our ERP system or other related systems and infrastructure, our business, results of operations, and financial condition could be adversely affected.

Changes in existing financial accounting standards or practices may harm our results of operations.

Changes in existing accounting rules or practices, new accounting pronouncements rules, or varying interpretations of current accounting pronouncements practice could harm our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective.

GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In particular, in February 2016, the FASB issued Accounting Standards Codification, or ASC 842, which supersedes the lease accounting guidance in ASC 840, Leases. The core principle of ASC 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. As an “emerging growth company,” we are allowed under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to take advantage of this extended transition period under the JOBS Act with respect to ASC 842, which will result in ASC 842 becoming effective for us beginning on February 1, 2020 unless we choose to adopt it earlier. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

We are evaluating the impact of the adoption of ASC 842 and currently believe the most significant impact upon adoption will be the recognition of material right-of-use assets and lease liabilities on our consolidated balance sheets associated with operating leases. We do not believe this standard will have a material impact on our consolidated statements of operations.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, including the estimation of fair value of common stock, valuation of strategic investments, period of benefit for deferred costs, and uncertain tax positions. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our paid customers could increase the costs of Slack and harm our business.

New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations, and our business, results of operations, and financial condition. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. These events could require us or our paid customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our paid customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future paid customers may elect not to purchase Slack in the future. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our paid customers’ and our compliance, operating, and other costs, as well as the costs of Slack. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business, results of operations, and financial condition.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate and a transition to a modified territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. However, since we have recorded a full valuation allowance against our deferred tax assets, we do not currently anticipate that these changes will have a material impact on our consolidated financial statements. The impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition.

Additionally, the application of U.S. federal, state, local, and international tax laws to services provided electronically is unclear and continuously evolving. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted or applied adversely to us, possibly with retroactive effect, which could require us or our paid customers to pay additional tax amounts, as well as require us or our paid customers to pay fines or penalties, as well as interest for past amounts. If we are unsuccessful in collecting such taxes due from our paid customers, we could be held liable for such costs, thereby adversely affecting our results of operations and harming our business.

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedents, which could harm our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest, and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could harm us and our results of operations.

Our results of operations may be harmed if we are required to collect sales or other related taxes for subscriptions to Slack in jurisdictions where we have not historically done so.

States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. The application of federal, state, local, and international tax laws to services provided electronically is evolving. In particular, the applicability of sales taxes to Slack in various jurisdictions is unclear. We collect and remit U.S. sales and value-added tax, or VAT, in a number of jurisdictions. It is possible, however, that we could face sales tax or VAT audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional tax amounts from our paid customers and remit those taxes to those authorities. We could also be subject to audits in states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage organizations from subscribing to Slack, or otherwise harm our business, results of operations, and financial condition.

Further, one or more state or foreign authorities could seek to impose additional sales, use or other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us. Liability for past taxes may also include substantial interest and penalty charges. Any successful action by state, foreign, or other authorities to compel us to collect and remit sales tax, use tax or other taxes, either retroactively, prospectively or both, could harm our business, results of operations, and financial condition.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change taxable income or tax liability may be limited. We have experienced ownership changes in the past and we may experience ownership changes in the future as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable income or tax liability may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, under the Tax Act, the amount of post 2017 net operating loss carryforward that we are permitted to use in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. The Tax Act also generally eliminates the ability to carry back net operating losses to prior taxable years. For these reasons, we may not be able to realize a tax benefit from the use of our net operating losses even if we attain profitability.

Risks Related to Ownership of Our Class A Common Stock

The market price of our Class A common stock may be volatile and may decline regardless of our operating performance.

Prior to the listing of our Class A common stock, there was no public market for shares of our Class A common stock. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock may be subject to wide fluctuations in response to the risk factors described in this Quarterly Report on Form 10-Q and others beyond our control, including:

•	overall performance of the equity markets and/or publicly-listed technology companies;

•	actual or anticipated fluctuations in our revenue or other operating metrics;

•	our actual or anticipated operating performance and the operating performance of our competitors;

•	changes in the financial projections we provide to the public or our failure to meet these projections;

•	failure of a sufficient number of securities analysts to initiate coverage of us or, if they do initiate coverage, to maintain coverage of us;

•	changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;

•	any major change in our board of directors, management, or key personnel;

•	the economy as a whole and market conditions in our industry;

•	rumors and market speculation involving us or other companies in our industry;

•
announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments;

•
new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to law enforcement, data privacy and cyber security in the U.S. or globally;

•	the number of shares of our Class A common stock publicly owned and available for trading;

•	lawsuits threatened or filed against us;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and

•	sales or expected sales of our Class A common stock by us, and our officers, directors, and principal stockholders.

In addition, stock markets, and the market for technology companies in particular, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business, results of operations, and financial condition.

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the NYSE, including our directors, executive officers and their respective affiliates. Further, the voting agreements between our Chief Executive Officer, Stewart Butterfield, and certain stockholders have the effect of concentrating voting power with our Chief Executive Officer. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has ten votes per share, and our Class A common stock, which is listed on the NYSE, has one vote per share. As of July 31, 2019, our directors, executive officers and their respective affiliates beneficially held in the aggregate 67.2% of the voting power of our capital stock, including the shares subsequently covered by voting agreements in favor of Stewart Butterfield. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until June 2029, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. Further, as a result of voting agreements between Stewart Butterfield, our co-founder, Chairman of the board of directors, and Chief Executive Officer, and each of our three other co-founders, and the shares he holds, Mr. Butterfield will be able to exercise voting rights with respect to an aggregate of 81,092,616 shares of Class B common stock and 1,577,711 shares of Class A common stock, which together represents approximately 26.1% of the voting power of our outstanding capital stock as of July 31, 2019. As a director and officer, Mr. Butterfield owes a fiduciary duty to our stockholders to act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Butterfield is entitled to vote his shares, and shares over which he has voting control as a result of voting agreements, in his own interests, which may not always be in the interests of our stockholders generally.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock.

In addition, any future issuances of Class B common stock would be dilutive to holders of Class A common stock.

We cannot predict the effect our dual class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the dual class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual class structure of our common stock, we will likely be excluded from certain indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

None of our stockholders are party to any contractual lock-up agreement or other contractual restrictions on transfer following our listing of Class A common stock on the NYSE. As a result, sales of substantial amounts of our Class A common stock in the public markets or the perception that sales might occur, could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur in large quantities, could cause the market price of our Class A common stock to decline.

Further, as of July 31, 2019, we had 11,148,593 options outstanding that, if fully exercised, would result in the issuance of shares of Class B common stock, as well as 50,030,854 shares of Class B common stock subject to RSU awards and 822,311 shares of Class A common stock subject to RSU awards. All of the shares of common stock issuable upon the exercise of stock options, subject to RSU awards, and reserved for future issuance under our equity incentive plans have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144.

None of our stockholders are subject to any contractual lock-up or other contractual restriction on the transfer or sale of their shares.

In addition, certain holders of our common stock will have rights, subject to some conditions, to require us to file registration statements for the public resale of shares of Class A common stock or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.

We also may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit and risk committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations, and financial condition could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.

If securities or industry analysts do not publish or cease publishing research, or publish inaccurate or unfavorable research, about our business, the price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us and/or our business. If securities and industry analysts do not publish, or if those that do cease publishing, research on our company, the market price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us on a regular basis, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, our revolving credit facility contains restrictions on our ability to pay dividends. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current board of directors, and limit the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	provide that our board of directors is classified into three classes of directors with staggered three-year terms;

•	permit our board of directors to establish the number of directors and fill any vacancies and newly-created directorships;

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	provide that only the Chairperson of our board of directors, our Chief Executive Officer, or a majority of our board of directors are authorized to call a special meeting of stockholders;

•
provide for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Moreover, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated bylaws provide that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a breach of fiduciary duty;

•	any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; or

•	or any action asserting a claim against us that is governed by the internal affairs doctrine.

Nothing in our amended and restated bylaws precludes stockholders that assert claims under the Securities Act from bringing such claims in state or federal court, subject to applicable law.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find either choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities

From May 1, 2019 through June 7, 2019 (the date of the filing of our registration statement on Form S-8), we issued and sold to our employees, consultants, and other service providers an aggregate of 398,115 shares of Class B common stock upon the exercise of options under our 2009 Stock Plan, or 2009 Plan, at exercise prices ranging from $0.1425 to $2.59 per share, for a weighted-average exercise price of $1.3487.

From May 1, 2019 through June 7, 2019 (the date of the filing of our registration statement on Form S-8), we granted to our employees, consultants, and other service providers RSUs representing an aggregate of 3,702,606 shares of our Class B common stock under our 2009 Plan.

We believe these transactions were exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about Slack.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-231041	3.2	May 13, 2019
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-231041	3.4	May 13, 2019
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-231041	4.1	April 26, 2019
4.2	Amended and Restated Investors’ Rights Agreement, dated May 9, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	333-231041	4.2	May 13, 2019
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-231041	10.1	April 26, 2019
10.2	2019 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	333-231041	10.4	May 13, 2019
10.3	2019 Employee Stock Purchase Plan.	S-1/A	333-231041	10.5	May 13, 2019
10.4	Senior Executive Incentive Bonus Plan.	S-1	333-231041	10.6	April 26, 2019
10.5	Executive Severance Plan.	S-1	333-231041	10.7	April 26, 2019
10.6	Non-Employee Director Compensation Policy.	S-1	333-231041	10.8	April 26, 2019
10.7	Revolving Credit and Guaranty Agreement, dated as of May 30, 2019, among the Registrant, as borrower, the Guarantors party thereto, the Lenders and Issuing Banks party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and the collateral agent.	S-1/A	333-231041	10.13	May 31, 2019
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Slack Technologies, Inc.

September 4, 2019	By:	/s/ Stewart Butterfield
Stewart Butterfield
Chief Executive Officer
(Principal Executive Officer)

September 4, 2019	By:	/s/ Allen Shim
Allen Shim
Chief Financial Officer
(Principal Financial Officer)