Form 10-Q
period 2019-10-31
Slack Technologies, Inc.
filed 2019-12-04
CIK 1764925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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

(415) 630-7943
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	WORK	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes or ☐ No.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
There were 291,362,103 shares of the registrant’s Class A common stock outstanding and 259,018,136 shares of the registrant’s Class B common stock outstanding as of November 15, 2019.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	October 31, 2019	January 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$476,474	$180,770
Marketable securities	297,632	660,301
Accounts receivable, net	84,977	87,438
Prepaid expenses and other current assets	58,811	54,213
Total current assets	917,894	982,722
Restricted cash	38,490	20,490
Strategic investments	24,215	12,334
Property and equipment, net	109,806	88,359
Intangible assets, net	12,104	15,203
Goodwill	48,598	48,598
Other assets	33,745	31,250
Total assets	$1,184,852	$1,198,956
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,159	$16,613
Accrued compensation and benefits	47,029	46,151
Accrued expenses and other current liabilities	44,641	29,809
Deferred revenue	302,690	239,825
Total current liabilities	405,519	332,398
Deferred revenue, noncurrent	1,234	2,048
Other liabilities	30,868	22,904
Total liabilities	437,621	357,350
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock	—	1,392,101
Common stock	55	13
Additional paid-in-capital	1,879,601	105,633
Accumulated other comprehensive loss	13	(498)
Accumulated deficit	(1,147,618)	(665,563)
Total Slack Technologies, Inc. stockholders’ equity	732,051	831,686
Noncontrolling interest	15,180	9,920
Total stockholders’ equity	747,231	841,606
Total liabilities and stockholders’ equity	$1,184,852	$1,198,956
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue	$168,725	$105,648	$448,519	$278,585
Cost of revenue	23,140	13,540	72,820	35,002
Gross profit	145,585	92,108	375,699	243,583
Operating expenses:
Research and development	94,853	40,990	363,725	111,582
Sales and marketing	96,210	67,687	299,440	163,408
General and administrative	49,524	34,185	209,624	79,361
Total operating expenses	240,587	142,862	872,789	354,351
Loss from operations	(95,002)	(50,754)	(497,090)	(110,768)
Other income (expense), net	7,135	3,376	17,323	7,263
Loss before income taxes	(87,867)	(47,378)	(479,767)	(103,505)
Provision (benefit) for income taxes	(101)	318	(504)	753
Net loss	(87,766)	(47,696)	(479,263)	(104,258)
Net income (loss) attributable to noncontrolling interest	1,395	(24)	2,792	156
Net loss attributable to Slack	$(89,161)	$(47,672)	$(482,055)	$(104,414)
Basic and diluted net loss per share:
Net loss per share attributable to Slack common stockholders, basic and diluted	$(0.16)	$(0.39)	$(1.38)	$(0.86)
Weighted-average shares used in computing net loss per share attributable to Slack common stockholders, basic and diluted	544,057	122,880	348,580	120,924
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

Net loss	$(87,766)	$(47,696)	$(479,263)	$(104,258)
Other comprehensive income (loss), net of tax:
Change in unrealized income or loss on marketable securities	132	(246)	511	(465)
Other comprehensive income (loss), net of tax	132	(246)	511	(465)
Comprehensive loss	(87,634)	(47,942)	(478,752)	(104,723)
Comprehensive income (loss) attributable to noncontrolling interest	1,395	(24)	2,792	156
Comprehensive loss attributable to Slack	$(89,029)	$(47,918)	$(481,544)	$(104,879)
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2019	373,372	$1,392,101	127,573	$13	$105,633	$(498)	$(665,563)	$9,920	$841,606
Exercise of stock options	—	—	2,694	—	2,907	—	—	—	2,907
Vesting of early exercised stock options	—	—	—	—	88	—	—	—	88
Issuance of restricted stock awards (RSAs)	—	—	505	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	420	—	—	420
Stock-based compensation	—	—	—	—	3,639	—	—	—	3,639
Net income (loss)	—	—	—	—	—	—	(33,332)	1,451	(31,881)
Balance at April 30, 2019	373,372	1,392,101	130,772	13	112,267	(78)	(698,895)	11,371	816,779
Exercise of stock options	—	—	8,046	1	6,804	—	—	—	6,805
Vesting of early exercised stock options	—	—	—	—	69	—	—	—	69
Cancellation of restricted stock awards (RSAs)	—	—	(10)	—	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(2)	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with direct listing	(373,372)	(1,392,101)	373,372	37	1,392,064	—	—	—	—
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	30,388	3	(3)	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(41)	—	—	(41)
Stock-based compensation	—	—	—	—	285,787	—	—	—	285,787
Net loss	—	—	—	—	—	—	(359,562)	(54)	(359,616)
Balance at July 31, 2019	—	—	542,566	54	1,796,988	(119)	(1,058,457)	11,317	749,783
Exercise of stock options	—	—	896	—	1,345	—	—	—	1,345
Vesting of early exercised stock options	—	—	—	—	57	—	—	—	57
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	5,217	1	(1)	—	—	—	—
Issuance of common stock for employee share purchase plan	—	—	336	—	7,351	—	—	—	7,351
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	—	3,840	3,840
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(1,372)	(1,372)
Other comprehensive income	—	—	—	—	—	132	—	—	132
Stock-based compensation	—	—	—	—	73,861	—	—	—	73,861
Net income (loss)	—	—	—	—	—	—	(89,161)	1,395	(87,766)
Balance at October 31, 2019	—	$—	549,015	$55	$1,879,601	$13	$(1,147,618)	$15,180	$747,231

	Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2018	337,483	$965,221	119,735	$12	$71,885	$(1,089)	$(524,880)	$8,139	$519,288
Exercise of stock options	—	—	1,163	—	832	—	—	—	832
Vesting of early exercised stock options	—	—	—	—	101	—	—	—	101
Cancellation of restricted stock awards (RSAs)	—	—	(19)	—	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(103)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(516)	—	—	(516)
Stock-based compensation	—	—	—	—	6,118	—	—	—	6,118
Net income (loss)	—	—	—	—	—	—	(24,882)	6	(24,876)
Balance at April 30, 2018	337,483	965,221	120,776	12	78,936	(1,605)	(549,762)	8,145	500,947
Exercise of stock options	—	—	1,466	—	1,077	—	—	—	1,077
Vesting of early exercised stock options	—	—	—	—	93	—	—	—	93
Issuance of restricted stock awards (RSAs)	—	—	119	—	—	—	—	—	—
Issuance of Class A common stock to a third party	—	—	900	—	6,084	—	—	—	6,084
Other comprehensive income	—	—	—	—	—	297	—	—	297
Stock-based compensation	—	—	—	—	1,638	—	—	—	1,638
Net income (loss)	—	—	—	—	—	—	(31,860)	174	(31,686)
Balance at July 31, 2018	337,483	965,221	123,261	12	87,828	(1,308)	(581,622)	8,319	478,450
Exercise of stock options	—	—	923	—	771	—	—	—	771
Vesting of early exercised stock options	—	—	—	—	90	—	—	—	90
Issuance of Series H preferred stock, net of issuance cost	33,470	398,082	—	—	—	—	—	—	398,082
Issuance of Series H-1 preferred stock	2,419	28,798	—	—	—	—	—	—	28,798
Issuance of restricted stock awards (RSAs)	—	—	1,721	—	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(14)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(246)	—	—	(246)
Stock-based compensation	—	—	—	—	10,515	—	—	—	10,515
Net loss	—	—	—	—	—	—	(47,672)	(24)	(47,696)
Balance at October 31, 2018	373,372	$1,392,101	125,891	$12	$99,204	$(1,554)	$(629,294)	$8,295	$868,764
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(479,263)	$(104,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,419	11,227
Loss on disposal of property and equipment	—	2,165
Stock-based compensation	363,287	18,271
Amortization of deferred contract acquisition costs	5,522	1,965
Net amortization of bond premium on debt securities available for sale	(2,077)	(1,589)
Change in fair value of strategic investments	(5,791)	(287)
Other non-cash charges	(742)	500
Changes in operating assets and liabilities:
Accounts receivable	2,920	(12,315)
Prepaid expenses and other assets	(12,049)	(38,053)
Accounts payable	1,005	9,251
Accrued compensation and benefits	879	7,488
Deferred revenue	62,051	64,719
Other current and long-term liabilities	20,935	17,462
Net cash used in operating activities	(22,904)	(23,454)
Cash flows from investing activities:
Purchases of marketable securities	(202,895)	(734,778)
Maturities of marketable securities	402,255	479,291
Sales of marketable securities	166,074	11,271
Acquisitions of businesses, net of cash acquired	—	(45,313)
Acquisition of intangible assets	—	(2,382)
Purchases of property and equipment	(38,276)	(42,704)
Sales of property and equipment	—	762
Capitalized software development costs	—	(415)
Purchase of strategic investments	(9,283)	(1,610)
Proceeds from liquidation of strategic investments	2,858	190
Net cash provided by (used in) investing activities	320,733	(335,688)
Cash flows from financing activities:
Proceeds from exercise of stock options	11,612	2,637
Payment of contingent consideration for an acquisition	(5,000)	—
Issuance of common stock for employee stock purchase plan	7,351	—
Net proceeds from issuance of convertible preferred stock	—	426,880
Capital contributions from noncontrolling interest holders	3,840	—
Distributions to noncontrolling interest holders	(1,372)	—
Issuance of common stock to third party	—	6,084
Other financing activities	(556)	(47)
Net cash provided by financing activities	15,875	435,554
Net increase in cash, cash equivalents and restricted cash	313,704	76,412
Cash, cash equivalents and restricted cash at beginning of period	201,260	138,063
Cash, cash equivalents and restricted cash at end of period	$514,964	$214,475

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,157	$298
Non-cash investing and financing activities:
Increase in purchases of property and equipment included in liabilities	$491	$770
Vesting of early exercised stock options	$214	$194
Unrealized short-term gain on marketable securities	$686	$219
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
Direct Listing
On June 20, 2019, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”). The Company incurred nonrecurring fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and recorded $0 and $30.4 million in general and administrative expense for the three and nine months ended October 31, 2019, respectively. Prior to the Direct Listing, all shares of outstanding convertible preferred stock were converted into an equivalent number of shares of Class B common stock.
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
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 20, 2019, and as amended by the prospectus supplement dated September 5, 2019 (the “Prospectus”).
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

Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in its Prospectus. There have been no significant changes to these policies during the three months ended October 31, 2019.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This standard is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not believe this standard will have a material impact on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. ASU No. 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company does not believe this standard will have a material impact on its condensed consolidated financial statements.
Note 2.    Revenue and Contract Costs
Contract Balances
Contract liabilities consist of deferred revenue. The Company recognized $116.0 million and $66.9 million during the three months ended October 31, 2019 and 2018, respectively, that was included in deferred revenue balances at the beginning of the respective periods. The Company recognized $195.7 million and $103.0 million during the nine months ended October 31, 2019 and 2018, respectively, that was included in deferred revenue balances at the beginning of the respective periods.
Contract Costs, Net
Sales commissions earned by the Company’s sales force are capitalized as deferred costs within prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets. Deferred commissions, net, included in prepaid expenses and other current assets were $9.6 million and $5.3 million as of October 31, 2019 and January 31, 2019, respectively. Deferred commissions, net, included in other assets were $19.2 million and $11.9 million as of October 31, 2019 and January 31, 2019, respectively.
Amortized costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations and were $2.2 million and $0.9 million for the three months ended October 31, 2019 and 2018, respectively, and $5.5 million and $2.0 million for the nine months ended October 31, 2019 and 2018, respectively. There was no impairment loss in relation to the deferred costs for any period presented.
Remaining Performance Obligation
As of October 31, 2019, future estimated revenue related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period was $279.3 million, of which 55%, 36%, 7%, 1%, and 1% is expected to be recognized in the twelve months ending October 31, 2020, 2021, 2022, 2023, and 2024, respectively.
The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which applies primarily to its monthly and annual subscription contracts.
Disaggregation of Revenue
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
United States	$105,775	$67,345	$280,838	$177,923
International	62,950	38,303	167,681	100,662
Total	$168,725	$105,648	$448,519	$278,585

No individual foreign country contributed in excess of 10% of revenue for the three months or nine months ended October 31, 2019 and 2018.
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

The following table provides the financial instruments measured at fair value on a recurring basis, within the fair value hierarchy (in thousands):

As of October 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$327,471	$—	$—	$327,471
Commercial paper	—	88,814	—	88,814
Total cash equivalents	$327,471	$88,814	$—	$416,285
Marketable securities:
Commercial paper	$—	$37,369	$—	$37,369
U.S. agency securities	—	13,995	—	13,995
U.S. government securities	—	110,008	—	110,008
International government securities	—	20,327	—	20,327
Corporate bonds	—	115,933	—	115,933
Total marketable securities	$—	$297,632	$—	$297,632
Noncurrent assets:
Strategic investments	$—	$—	$24,215	$24,215

As of January 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$118,737	$—	$—	$118,737
Total cash equivalents	$118,737	$—	$—	$118,737
Marketable securities:
Commercial paper	$—	$17,462	$—	$17,462
U.S. agency securities	—	44,879	—	44,879
U.S. government securities	—	370,574	—	370,574
International government securities	—	36,734	—	36,734
Corporate bonds	—	190,652	—	190,652
Total marketable securities	$—	$660,301	$—	$660,301
Noncurrent assets:
Strategic investments	$—	$—	$12,334	$12,334

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Balance at beginning of period	$17,496	$8,738	$12,334	$7,623
Purchases	3,813	710	9,283	1,610
Proceeds from liquidation	—	(37)	(3,193)	(171)
Realized gains (losses)	(466)	(363)	2,227	(429)
Unrealized gains relating to investments still held at reporting date	3,372	301	3,564	716
Balance at end of period	$24,215	$9,349	$24,215	$9,349

Note 4.    Balance Sheet Components
Cash, Cash Equivalents, and Marketable Securities
The following tables summarize the amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisting of the following (in thousands):

As of October 31, 2019	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$60,189	$—	$—	$60,189
Money market funds	327,471	—	—	327,471
Commercial paper	88,819	5	(10)	88,814
Total cash and cash equivalents	476,479	5	(10)	476,474
Marketable securities:
Commercial paper	$37,365	$7	$(3)	$37,369
U.S. agency securities	13,981	19	(6)	13,994
U.S. government securities	109,777	231	—	110,008
International government securities	20,313	15	—	20,328
Corporate bonds	115,807	138	(12)	115,933
Total marketable securities	297,243	410	(21)	297,632
Total cash, cash equivalents and marketable securities	$773,722	$415	$(31)	$774,106

As of January 31, 2019	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$62,033	$—	$—	$62,033
Money market funds	118,737	—	—	118,737
Total cash and cash equivalents	180,770	—	—	180,770
Marketable securities:
Commercial paper	17,461	1	—	17,462
U.S. agency securities	44,886	7	(14)	44,879
U.S. government securities	370,498	143	(67)	370,574
International government securities	36,810	—	(76)	36,734
Corporate bonds	190,944	—	(292)	190,652
Total marketable securities	660,599	151	(449)	660,301
Total cash, cash equivalents and marketable securities	$841,369	$151	$(449)	$841,071

The Company periodically evaluates its investments for other-than-temporary declines in fair value. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer were immaterial as of October 31, 2019 and January 31, 2019. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, the Company does not consider any portion of the unrealized losses as of October 31, 2019 or January 31, 2019 to represent an other-than temporary impairment or credit losses.

The following table classifies marketable securities by contractual maturities (in thousands):

	As of
	October 31, 2019	January 31, 2019
Due in one year	$242,512	$506,297
Due in one to two years	55,120	154,004
Total	$297,632	$660,301

Property and Equipment, Net
The following is a summary of the Company’s property and equipment by category (in thousands):

	As of
	October 31, 2019	January 31, 2019
Leasehold improvements	$92,917	$86,258
Furniture and fixtures	26,229	19,693
Capitalized internal-use software costs	4,241	4,241
Computer equipment	3,093	2,222
Construction in progress	19,331	6,076
Property and equipment, gross	145,811	118,490
Less: accumulated depreciation and amortization	(36,005)	(30,131)
Property and equipment, net	$109,806	$88,359

As of October 31, 2019 and January 31, 2019, property and equipment, net attributed to United States were 83% and 87%, respectively, of total property and equipment, net. There was no individual foreign country with an excess of 10% of total property and equipment, net as of October 31, 2019 or January 31, 2019.
Depreciation and amortization expense was $6.7 million and $3.9 million for the three months ended October 31, 2019 and 2018, respectively. Depreciation and amortization expense was $17.3 million and $10.5 million for the nine months ended October 31, 2019 and 2018, respectively.
Intangible Assets, Net
Intangible assets consist of the following (in thousands):

October 31, 2019	Weighted-average remaining amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	5.7 years	$9,100	$1,679	$7,421
Developed technology	1.8 years	8,527	4,418	4,109
Assembled workforce	1.0 year	1,198	624	574
Total		$18,825	$6,721	$12,104

January 31, 2019	Weighted-average remaining amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	6.5 years	$9,100	$704	$8,396
Developed technology	2.6 years	8,527	2,743	5,784
Assembled workforce	1.7 years	1,198	175	1,023
Total		$18,825	$3,622	$15,203

Amortization expense of intangible assets was $1.0 million and $0.7 million for the three months ended October 31, 2019 and 2018, respectively. Amortization expense of intangible assets was $3.1 million and $0.8 million for the nine months ended October 31, 2019 and 2018, respectively.

As of October 31, 2019, expected amortization expense relating to intangible assets for each of the next five fiscal years and thereafter is as follows (in thousands):

Year ending January 31,
2020 (3 months remaining)	$1,033
2021	3,957
2022	2,618
2023	1,300
2024	1,300
Thereafter	1,896
Total	$12,104

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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, create or incur liens, merge or consolidate with other companies, sell substantially all of the Company’s assets, liquidate or dissolve, make distributions to the Company’s equity holders or its subsidiaries’ equity interests, pay dividends, make redemptions and repurchases of stock, or engage in transactions with affiliates. In addition, the revolving credit facility contains financial covenants, including a minimum liquidity balance and a minimum revenue amount. The Company has been in compliance with all covenants under the revolving credit facility since it entered into the revolving credit and guaranty agreement on May 30, 2019.
As of October 31, 2019, the Company had no amounts or letters of credit issued and outstanding under the revolving credit facility. The Company’s total available borrowing capacity under the revolving credit facility was $215.0 million as of October 31, 2019.
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
In March 2019, the Company entered into a noncancelable operating lease for an office facility in San Francisco, California. In connection with entering into the lease agreement, the Company made a security deposit of $18.0 million in the form of a standby letter of credit, which is included in restricted cash as of October 31, 2019. The lease term is from March 2019 through June 2030, with future minimum lease payments of $165.8 million. The Company is entitled to receive tenant improvement reimbursements not to exceed $25.4 million. In September 2019, the Company entered into an amendment that would provide an additional free rent period in the event the Company’s access to certain floors is delayed.
Rent expense, net of sublease income, was $9.3 million and $7.6 million for the three months ended October 31, 2019 and 2018, respectively. Rent expense, net of sublease income, was $26.3 million and $19.6 million for the nine months ended October 31, 2019 and 2018, respectively.
Future minimum lease payments under noncancelable operating leases that have initial terms in excess of one year as of October 31, 2019 are as follows (in thousands):

Year ending January 31,
2020 (3 months remaining)	$8,758
2021	33,284
2022	40,804
2023	41,126
2024	40,506
Thereafter	231,750
Total	$396,228

Hosting Commitments
In April 2018, the Company executed an amendment to its existing agreement with Amazon Web Services (“AWS”). The amended agreement was effective as of May 1, 2018 and continues through July 31, 2023. The Company has minimum annual commitments of $50.0 million each year of the agreement term for a total minimum commitment of $250.0 million. As of October 31, 2019, the Company had a remaining minimum payment obligation of $175.0 million to AWS through July 31, 2023.
Legal Matters
The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses material contingencies when it believes a loss is not probable but reasonably possible. Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. The outcomes of the Company’s legal proceedings are inherently unpredictable and subject to significant uncertainties. For some matters for which a material loss is reasonably possible, an estimate of the amount of loss or range of losses is not possible, nor is the Company able to estimate the loss or range of losses that could potentially result from the application of non-monetary remedies. Many legal and tax contingencies can take years to be resolved. Until the final resolution of legal matters, all amounts of loss or range of losses are estimates only. The final losses the Company incurs may differ materially from these estimates.
Beginning in September 2019, seven purported class action lawsuits were filed against the Company, its directors, certain of its officers, and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with the Company’s registration statement on Form S-1 filed with the SEC. The Company believes these lawsuits are without merit and intends to vigorously defend them. Based on the preliminary nature of the proceedings in these cases, the outcome of these matters remains uncertain.
In addition, the Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of these ordinary course legal proceedings will have a material adverse effect on its condensed consolidated financial statements.
Indemnification Agreements
In the ordinary course of business, the Company provides indemnifications of varying scope and terms to customers, business partners, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from the Company’s breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from Slack, or the Company’s acts or omissions. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. It is not possible to determine the maximum potential loss under these indemnifications due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of October 31, 2019. As of October 31, 2019 and January 31, 2019, no material amounts were accrued.

Note 7.    Stockholders Equity
Common Stock
On June 7, 2019, the Company amended and restated its certificate of incorporation to authorize 5,000,000,000 shares of Class A common stock and 700,000,000 shares of Class B common stock. Holders of Class A common stock and Class B common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s board of directors, subject to preferences that may apply to any shares of preferred stock outstanding at the time. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Upon a liquidation, dissolution or winding-up of the Company, any distribution of proceeds to common stockholders will be made on a pro rata basis to the holders of Class A common stock, Class B common stock and any participating preferred stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock. Shares of Class B common stock will automatically convert into shares of Class A common stock upon a sale or transfer (other than with respect to certain estate planning and other transfers). All shares of Class B common stock outstanding in June 2029 will automatically convert into shares of Class A common stock. Class A common stock and Class B common stock is not redeemable at the option of the holder. As of October 31, 2019, 289.9 million shares of Class A common stock and 259.1 million shares of Class B common stock were issued and outstanding.
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
Equity Incentive Plans
The Company maintains two equity incentive plans: the 2009 Stock Plan (the “2009 Plan”) and the 2019 Stock Option and Incentive Plan (the “2019 Plan”). Upon the completion of the Direct Listing, the Company adopted the 2019 Plan and ceased to make any additional awards under the 2009 Plan and all shares that remained available for future issuance under the 2009 Plan at that time were canceled. The 2009 Plan continues to govern the terms of outstanding awards previously issued thereunder. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other forms of awards. The Company initially reserved 60.2 million shares of Class A common stock for the issuance of awards under the 2019 Plan. These available shares will automatically increase each February 1, beginning on February 1, 2020, by 5% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding January 31, or such lesser number of shares as determined by the Company’s board of directors or compensation committee.
Stock Options
A summary of stock option activity related information is as follows (in thousands, except years and per share data):

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (In years)	Aggregate intrinsic value
Outstanding at January 31, 2019	18,406	$0.94	6.12	$177,012
Granted	3,663	10.58
Exercised	(11,636)	0.97
Cancelled	(254)	6.34
Outstanding at October 31, 2019	10,179	$4.25	6.44	$180,672
Stock options vested and exercisable at October 31, 2019	6,662	$1.25	5.23	$138,261
Stock options vested and expected to vest at October 31, 2019	10,179	$4.25	6.44	$180,672

As of October 31, 2019, there was $18.4 million of total unrecognized stock-based compensation related to outstanding stock options, which will be recognized over a weighted average period of 4.8 years.
Restricted Stock Units and Restricted Stock Awards
A summary of Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”) activity under the 2009 Plan and 2019 Plan is as follows (in thousands, except per share data):

	Restricted stock units		Restricted stock awards
	Number of shares	Weighted-average grant date fair value per share	Number of shares	Weighted-average grant date fair value per share
Unvested at January 31, 2019	63,114	$4.87	2,289	$7.23
Granted	22,099	18.73	505	13.60
Released	(35,605)	4.46	(648)	5.89
Cancelled	(3,252)	7.82	(10)	2.37
Unvested at October 31, 2019	46,356	$11.59	2,136	$9.17

As of October 31, 2019, there was $347.4 million of total unrecognized stock-based compensation related to unvested RSUs, which will be recognized over a weighted average period of 1.5 years. As of October 31, 2019, there was $15.6 million of total unrecognized stock-based compensation related to unvested RSAs, which will be recognized over a weighted average period of 3.2 years.
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
For the three and nine months ended October 31, 2019, 0.3 million shares of Class A common stock were issued under the 2019 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2019 ESPP. As of October 31, 2019, total unrecognized compensation cost related to the 2019 ESPP was $4.0 million which will be amortized over a weighted average period of 0.4 years.
Stock-Based Compensation
The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Cost of revenue	$2,673	$40	$13,671	$701
Research and development	40,077	3,532	193,117	7,871
Sales and marketing	17,638	227	82,792	1,679
General and administrative	13,473	6,716	73,707	8,020
Total	$73,861	$10,515	$363,287	$18,271

On June 20, 2019, the Company recorded cumulative stock-based compensation of $245.1 million related to all then-outstanding RSUs as the performance vesting condition was satisfied upon the completion of the Direct Listing.
Note 8.    Other Income (Expense), Net
Other income (expense), net consist of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Interest income, net	$3,872	$3,970	$12,727	$8,452
Unrealized gains (losses) on foreign exchange	44	(131)	(1,066)	(1,608)
Transaction gains (losses) on foreign exchange	41	(358)	(807)	144
Change in fair value of strategic investments	2,906	(61)	5,791	287
Other non-operating income (loss), net	272	(44)	678	(12)
Other income (expense), net	$7,135	$3,376	$17,323	$7,263

Note 9.    Income Taxes
The Company computes its provision (benefit) for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period.
For the three months ended October 31, 2019 and 2018, the Company recorded a tax provision (benefit) of $(0.1) million and $0.3 million on pretax losses of $87.9 million and $47.4 million, respectively. The effective tax rates for the three months ended October 31, 2019 and 2018 were 0.1% and (0.7)%, respectively. For the three months ended October 31, 2019, the Company maintained a full valuation allowance on its U.S. federal, state, and certain foreign jurisdictions net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
For the nine months ended October 31, 2019 and 2018, the Company recorded a tax provision (benefit) of $(0.5) million and $0.8 million on pretax losses of $479.8 million and $103.5 million, respectively. The effective tax rates for the nine months ended October 31, 2019 and 2018 were 0.1% and (0.7)%, respectively. For the nine months ended October 31, 2019, the Company maintained a full valuation allowance on its U.S. federal, state, and certain foreign jurisdictions net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
As of October 31, 2019, the Company files tax returns in the U.S. federal, various state, and foreign jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, our income tax returns generally remain subject to examination by federal and most state tax authorities.
In July 2015, the U.S. Tax Court issued an opinion favorable to Altera Corporation (“Altera”) with respect to the exclusion of stock-based compensation from its intercompany cost-sharing arrangement. In June 2019, the U.S. Court of Appeals reversed the 2015 decision of the U.S. Tax Court. On July 22, 2019, Altera petitioned the Ninth Circuit to a rehearing of a larger panel of eleven Ninth Circuit judges. Altera’s petition for rehearing was denied on November 12, 2019. The Company is currently evaluating the potential impact on its consolidated financial statements for the year ending January 31, 2020.
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

The following table presents the calculation of basic and diluted net loss per share attributable to Slack common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Numerator:
Net loss attributable to Slack	$(89,161)	$(47,672)	$(482,055)	$(104,414)
Denominator:
Weighted average common shares outstanding	544,057	122,880	348,580	120,924

Net loss per share attributable to Slack common stockholders, basic and diluted	$(0.16)	$(0.39)	$(1.38)	$(0.86)

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

	As of
	October 31, 2019	October 31, 2018
Convertible preferred stock	—	373,372
Stock options	10,179	19,816
Unvested early exercised stock options	23	162
Restricted stock units	46,356	52,322
Restricted stock awards	2,136	2,214
Employee stock purchase plan	767	—
Total antidilutive securities	59,461	447,886

The Company had 373.4 million shares of preferred stock outstanding that were converted to Class B common shares in connection with the Direct Listing. These securities were potentially dilutive, as outstanding shares of preferred stock, through the date of conversion of June 7, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our final prospectus filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, on June 20, 2019, as amended by the prospectus supplement dated September 5, 2019, or the Prospectus. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our Prospectus. Our fiscal year ends January 31.
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
Slack provides an easy way for users to share and aggregate information from other software, take action on notifications, and advance workflows in a multitude of third-party applications, over 2,000 of which are listed in the Slack App Directory. Developers have collectively created more than 550,000 third-party applications or custom integrations that were used in a typical week during the three months ended October 31, 2019. Further, Slack’s platform capabilities extend beyond integrations with third-party applications and allow for easy integrations with an organization’s internally-developed software.
Direct Listing
On June 20, 2019, we completed a direct listing of our Class A common stock, or the Direct Listing, on the New York Stock Exchange, or the NYSE. Our restricted stock units, or RSUs, had a performance vesting condition that was satisfied upon the completion of the Direct Listing. In connection with this vesting, we recorded cumulative stock-based compensation of $245.1 million on June 20, 2019.
In addition, we incurred nonrecurring fees related to financial advisory services, audit, and legal expenses in connection with the Direct Listing and recorded $0 and $30.4 million in general and administrative expense for the three and nine months ended October 31, 2019, respectively.
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
As of October 31, 2019 and 2018, we had approximately 105,000 and 81,000 Paid Customers, respectively.

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
As of October 31, 2019, we had 821 Paid Customers >$100,000, who contributed approximately 47% and 45% of revenue for the three and nine months then ended, respectively. As of October 31, 2018, we had 491 Paid Customers >$100,000, who contributed approximately 39% and 38% of revenue for the three and nine months then ended, respectively.
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
As of October 31, 2019 and 2018, our Net Dollar Retention Rate was 134% and 144%, respectively. Our Net Dollar Retention Rate has declined year over year as our base of revenue has grown and our penetration within existing, long-term Paid Customers has increased. Our Net Dollar Retention Rate will fluctuate in future periods due to a number of factors, including the growing level of our revenue base, the level of penetration within our Paid Customer base, expansion of products and features, and our ability to retain our Paid Customers.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(In thousands)
Calculated Billings	$186,126	$126,457	$510,570	$343,304
Free Cash Flow	$(19,106)	$(43,467)	$(61,180)	$(66,158)
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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to Calculated Billings, for each of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(In thousands)
Revenue	$168,725	$105,648	$448,519	$278,585
Add: Total deferred revenue, end of period	303,924	190,172	303,924	190,172
Less: Total deferred revenue, beginning of period	(286,523)	(169,363)	(241,873)	(125,453)
Calculated Billings	$186,126	$126,457	$510,570	$343,304
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
The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Free Cash Flow, for each of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(In thousands)
Net cash used in operating activities	$(9,099)	$(28,375)	$(22,904)	$(23,454)
Purchases of property and equipment	(10,007)	(15,092)	(38,276)	(42,704)
Free Cash Flow	$(19,106)	$(43,467)	$(61,180)	$(66,158)
Net cash provided by (used in) investing activities	$(23,858)	$(289,939)	$320,733	$(335,688)
Net cash provided by financing activities	$11,156	$427,623	$15,875	$435,554
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
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, expenses associated with our marketing and business development programs, including Frontiers, our annual user conference, Spec, our annual developer conference, and other events, sponsorships, and Slack conferences. Sales and marketing expenses also include allocated third-

party hosting costs as well as customer experience and technical operations employee overhead costs for users of our free version of Slack. Sales commissions that are directly related to acquiring sales contracts, as well as associated payroll taxes, are deferred upon execution of a non-cancellable contract with an organization, and subsequently amortized to sales and marketing expense over the estimated period of benefit, typically four years. We plan to increase the dollar amount of our investment in sales and marketing for the foreseeable future, primarily for increased headcount for our direct sales organization and investment in brand and product marketing efforts. We expect to continue to incur sales and marketing expenses to the extent that we continue to see a high-growth market opportunity to support the growth of our business. If the growth in our business lessens over time, we plan to decrease the rate of growth in our sales and marketing expenses. We expect, however, that our sales and marketing expenses will decrease as a percentage of our revenue over time as our revenue grows, although the percentage may fluctuate from period to period depending on fluctuations in the timing and extent of our sales and marketing expenses.
General and Administrative. General and administrative expenses consist primarily of personnel costs for our finance and accounting, legal, human resources, and other administrative teams as well as for certain executives and professional fees, including audit, legal, and recruiting services. We expect to increase the size of our general and administrative function to support the growth of our business. We also expect to recognize certain non-recurring costs as part of our transition to a publicly-traded company, consisting of professional fees and other expenses. These fees are being expensed in the period incurred. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we expect to incur increased expenses in the areas of insurance, investor relations, and professional services. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future, although the dollar amount of our general and administrative expenses may decrease in certain future periods compared to the three months ended July 31, 2019 as a result of one-time expenses related to the Direct Listing. We expect, however, that our general and administrative expenses will decrease as a percentage of our revenues over time, although the percentage may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our general and administrative expenses.
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
In July 2015, the U.S. Tax Court issued an opinion favorable to Altera Corporation, or Altera, with respect to the exclusion of stock-based compensation from its intercompany cost-sharing arrangement. In June 2019, the U.S. Court of Appeals reversed the 2015 decision of the U.S. Tax Court. On July 22, 2019, Altera petitioned the Ninth Circuit to a rehearing of a larger panel of eleven Ninth Circuit judges. Altera’s petition for rehearing was denied on November 12, 2019. We are currently evaluating the potential impact on our consolidated financial statements for the year ending January 31, 2020.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(In thousands)
Revenue	$168,725	$105,648	$448,519	$278,585
Cost of revenue(1)	23,140	13,540	72,820	35,002
Gross profit	145,585	92,108	375,699	243,583
Operating expenses:
Research and development(1)	94,853	40,990	363,725	111,582
Sales and marketing(1)	96,210	67,687	299,440	163,408
General and administrative(1)	49,524	34,185	209,624	79,361
Total operating expenses	240,587	142,862	872,789	354,351
Loss from operations	(95,002)	(50,754)	(497,090)	(110,768)
Other income (expense), net	7,135	3,376	17,323	7,263
Loss before income taxes	(87,867)	(47,378)	(479,767)	(103,505)
Provision (benefit) for income taxes	(101)	318	(504)	753
Net loss	(87,766)	(47,696)	(479,263)	(104,258)
Net income (loss) attributable to noncontrolling interest(2)	1,395	(24)	2,792	156
Net loss attributable to Slack	$(89,161)	$(47,672)	$(482,055)	$(104,414)
_______________

(1)	Includes stock-based compensation as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(In thousands)
Cost of revenue	$2,673	$40	$13,671	$701
Research and development	40,077	3,532	193,117	7,871
Sales and marketing	17,638	227	82,792	1,679
General and administrative	13,473	6,716	73,707	8,020
Total stock-based compensation	$73,861	$10,515	$363,287	$18,271

(2)	Our condensed consolidated financial statements include our majority-owned subsidiary, Slack Fund. The ownership interest of minority investors in Slack Fund is recorded as a noncontrolling interest.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	14%	13%	16%	13%
Gross profit	86%	87%	84%	87%
Operating expenses:
Research and development	56%	40%	81%	40%
Sales and marketing	57%	64%	67%	60%
General and administrative	29%	32%	47%	28%
Total operating expenses	142%	136%	195%	128%
Loss from operations	(56)%	(48)%	(111)%	(40)%
Other income (expense), net	4%	3%	4%	3%
Loss before income taxes	(52)%	(45)%	(107)%	(37)%
Provision (benefit) for income taxes	—%	—%	—%	—%
Net loss	(52)%	(45)%	(107)%	(37)%
Net income (loss) attributable to noncontrolling interest	1%	—%	—%	—%
Net loss attributable to Slack	(53)%	(45)%	(107)%	(37)%

Comparison of the Three Months Ended October 31, 2019 and 2018
Revenue and Cost of Revenue

	Three Months Ended October 31,
	2019	2018	$ Change	% Change
	(In thousands)
Revenue	$168,725	$105,648	$63,077	60%
Cost of revenue	23,140	13,540	9,600	71
Gross profit	$145,585	$92,108	$53,477	58
Revenue increased $63.1 million, or 60%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase in revenue was primarily due to expansion within our existing Paid Customers, as reflected by our Net Dollar Retention Rate of 134% as of October 31, 2019, and the addition of new Paid Customers, as our number of Paid Customers grew from 81,000 as of October 31, 2018 to 105,000 as of October 31, 2019.
Cost of revenue increased $9.6 million, or 71%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was primarily due to a $2.9 million increase in third-party hosting costs as the number of organizations on and users of Slack in general increased, a $2.7 million increase in stock-based compensation and related employer payroll taxes, primarily driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our Direct Listing in June 2019, a $2.0 million increase in personnel and related costs, and a $1.1 million increase in facility- and IT-related overhead costs due to additional headcount to support the growth in organizations on Slack.
Operating Expenses

	Three Months Ended October 31,
	2019	2018	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$94,853	$40,990	$53,863	131%
Sales and marketing	96,210	67,687	28,523	42
General and administrative	49,524	34,185	15,339	45
Total operating expenses	$240,587	$142,862	$97,725	68
Research and Development
Research and development expenses increased $53.9 million, or 131%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was primarily due to a $37.7 million increase in stock-based compensation and related employer payroll taxes, primarily driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our Direct Listing in June 2019, an $11.3 million increase in personnel costs related to increased headcount, and a $3.1 million increase in facility- and IT-related overhead costs to support our headcount growth and the continued development and scalability of Slack.
Sales and Marketing
Sales and marketing expenses increased $28.5 million, or 42%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was primarily due to a $17.9 million increase in stock-based compensation and related employer payroll taxes, primarily driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our Direct Listing in June 2019. Personnel costs, which include customer experience and infrastructure employee costs for users of our free version, increased by $10.6 million related to increased sales and marketing headcount to support our growth. The increase was also driven by a $3.9 million increase in facility- and IT-related overhead costs to support our headcount growth, and a $2.2 million increase in third-party hosting costs for users on a Free subscription plan of Slack primarily due to continuing growth in our user base. These increases were partially offset by a decrease in marketing expenses of $7.9 million due to less spending on advertising.

General and Administrative
General and administrative expenses increased $15.3 million, or 45%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was primarily due to a $7.1 million increase in stock-based compensation and related employer payroll taxes, primarily driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our Direct Listing in June 2019, a $5.2 million increase in personnel costs related to increases in our administrative, finance and accounting, legal, IT, and human resources headcount, and a $1.7 million increase in corporate expenses mainly related to local business taxes and increased corporate insurance costs.
Other Income (Expense), Net
Other income (expense), net was $7.1 million for the three months ended October 31, 2019, an increase of $3.8 million from the three months ended October 31, 2018. The increase in other income (expense), net was primarily due to a net increase in realized and unrealized gains from our strategic investments of $3.0 million and increase of net foreign exchange gains of $0.6 million.
Provision (Benefit) for Income Taxes
The benefit for income taxes was $0.1 million for the three months ended October 31, 2019, a decrease of $0.4 million from the three months ended October 31, 2018, primarily related to the tax benefit resulting from stock-based compensation of our foreign jurisdictions.
Comparison of the Nine Months Ended October 31, 2019 and 2018
Revenue and Cost of Revenue

	Nine Months Ended October 31,
	2019	2018	$ Change	% Change
	(In thousands)
Revenue	$448,519	$278,585	$169,934	61%
Cost of revenue	72,820	35,002	37,818	108
Gross profit	$375,699	$243,583	$132,116	54
Revenue increased $169.9 million, or 61%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase in revenue was primarily due to expansion within our existing Paid Customers, as reflected by our Net Dollar Retention Rate of 134% as of October 31, 2019, and the addition of new Paid Customers, as our number of Paid Customers grew from 81,000 as of October 31, 2018 to 105,000 as of October 31, 2019.
Cost of revenue increased $37.8 million, or 108%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase was primarily due to a $14.0 million increase in stock-based compensation and related employer payroll taxes, primarily driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our Direct Listing in June 2019. The increase was also driven by a $9.8 million increase in third-party hosting costs as the number of organizations on and users of Slack in general increased, a $7.2 million increase in personnel and related costs, a $3.1 million increase in facility- and IT-related overhead costs due to additional headcount to support the growth in organizations on Slack, and a $1.3 million increase in amortization of acquired intangible assets.
Operating Expenses

	Nine Months Ended October 31,
	2019	2018	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$363,725	$111,582	$252,143	226%
Sales and marketing	299,440	163,408	136,032	83
General and administrative	209,624	79,361	130,263	164
Total operating expenses	$872,789	$354,351	$518,438	146

Research and Development
Research and development expenses increased $252.1 million, or 226%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase was primarily due to a $198.0 million increase in stock-based compensation and related employer payroll taxes, primarily driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our Direct Listing in June 2019. The increase was also driven by a $38.1 million increase in personnel costs related to increased headcount, and an $8.9 million increase in facility- and IT-related overhead costs to support our headcount growth and the continued development and scalability of Slack.
Sales and Marketing
Sales and marketing expenses increased $136.0 million, or 83%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase was primarily due to an $86.1 million increase in stock-based compensation and related employer payroll taxes, primarily driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our Direct Listing in June 2019. Personnel costs, which include customer experience and infrastructure employee costs for users of our free version, increased by $35.5 million related to increased sales and marketing headcount to support our growth. The increase was also driven by a $12.2 million increase in facility- and IT-related overhead costs to support our headcount growth, an $8.3 million increase in third-party hosting costs for users on a Free subscription plan of Slack due to continuing growth in our user base, and a $5.3 million increase in travel and event related costs due to increased sales activities. These increases were partially offset by a decrease in marketing expenses of $12.3 million due to less spending on advertising.
General and Administrative
General and administrative expenses increased $130.3 million, or 164%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase was primarily due to a $70.1 million increase in stock-based compensation and related employer payroll taxes, primarily driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our Direct Listing in June 2019. The increase was also driven by one-time fees of $30.4 million related to financial advisory services, audit, and legal expenses in connection with our Direct Listing, an $18.9 million increase in personnel costs related to increases in our administrative, finance and accounting, legal, IT, and human resources headcount, and a $3.7 million increase in facility- and IT-related overhead costs due to additional headcount.
Other Income (Expense), Net
Other income (expense), net was $17.3 million for the nine months ended October 31, 2019, an increase of $10.1 million from the nine months ended October 31, 2018. The increase in other income (expense), net was primarily due to a net increase in realized and unrealized gains from our strategic investments of $5.5 million and an increase in interest income of $4.3 million due to overall increase in cash, cash equivalents, and marketable securities.
Provision (Benefit) for Income Taxes
The benefit for income taxes was $0.5 million for the nine months ended October 31, 2019, a decrease of $1.3 million from the nine months ended October 31, 2018, primarily related to the tax benefit resulting from stock-based compensation in our foreign jurisdictions.
Liquidity and Capital Resources
As of October 31, 2019, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $515.0 million and marketable securities of $297.6 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and commercial paper. Restricted cash consists of cash deposited with financial institutions as collateral for our obligations under the facility leases in San Francisco, California and Denver, Colorado. As of October 31, 2019, restricted cash was $38.5 million. Marketable securities are comprised of commercial paper, U.S. agency securities, U.S. government securities, international government securities, and corporate bonds. Substantially all cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our convertible preferred stock and common stock and cash generated from the sale of our subscriptions.
We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1.1 billion as of October 31, 2019. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business.
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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness, create or incur liens, merge or consolidate with other companies, sell substantially all of our assets, liquidate or dissolve, make distributions to our equity holders or our subsidiaries’ equity interests, pay dividends, make redemptions and repurchases of stock, or engage in transactions with affiliates. In addition, the revolving credit facility contains financial covenants, including a minimum liquidity balance and a minimum revenue amount. We were in compliance with all covenants under the revolving credit facility as of October 31, 2019.
As of October 31, 2019, we had no amounts or letters of credit issued and outstanding under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $215.0 million as of October 31, 2019.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(22,904)	$(23,454)
Net cash provided by (used in) investing activities	320,733	(335,688)
Net cash provided by financing activities	15,875	435,554
Net increase in cash, cash equivalents and restricted cash	$313,704	$76,412
Cash Used in Operating Activities
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
During the nine months ended October 31, 2019, operating activities used $22.9 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $479.3 million, impacted by $380.6 million non-cash charges and $75.7 million of cash provided from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $363.3 million in stock-based compensation, $20.4 million of depreciation and amortization, and $5.5 million of amortization of deferred contract acquisition costs, partially offset by a $5.8 million gain as a result of the change in fair value of our strategic investments and a $2.1 million gain of net amortization of bond discounts on debt securities available for sale. The cash provided from changes in our operating assets and liabilities was primarily due to a $62.1 million increase in deferred revenue due to additional billings with new and existing Paid Customers and a $20.9 million increase in accrued expenses and other liabilities as a result of our increased spending and headcount associated with the growth of our business. These amounts were partially offset by a $12.0 million increase in prepaid expenses and other assets.
During the nine months ended October 31, 2018, operating activities used $23.5 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $104.3 million, impacted by $32.3 million non-cash charges and $48.6 million of cash provided from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $18.3 million in stock-based compensation, $11.2 million of depreciation and amortization, a $2.2 million loss on disposal of property and equipment, and $2.0 million of amortization of deferred contract acquisition costs, partially offset by $1.6 million of net amortization of bond discount on debt securities available for sale. The cash provided from changes in our operating assets and liabilities was primarily due to a $64.7 million increase in deferred revenue due to increased billings and a $34.2 million increase in accounts payable, accrued expenses including compensation and benefits, and other liabilities as a result of our increased spending and headcount associated with the growth of our business. These amounts were partially offset by a $38.1 million increase in prepaid expenses and other assets mainly due to increases in prepaid hosting services and deferred commissions, and a $12.3 million increase in accounts receivable, as a result of increased billings.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities during the nine months ended October 31, 2019 was $320.7 million, which was primarily driven by sales and maturities of marketable securities of $568.3 million, partially offset by cash used to purchase marketable securities of $202.9 million, property and equipment of $38.3 million, and strategic investments of $9.3 million.
Net cash used in investing activities during nine months ended October 31, 2018 was $335.7 million, which was primarily used to purchase marketable securities of $734.8 million, business and intangible assets of $47.7 million, property and equipment of $42.7 million, and strategic investments of $1.6 million, partially offset by sales and maturities of marketable securities of $490.6 million.
Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended October 31, 2019 was $15.9 million, primarily driven by the exercise of stock options to purchase common stock of $11.6 million, proceeds from employee purchases of common stock under the employee stock purchase plan, or the ESPP, of $7.4 million, and capital contributions from noncontrolling interest holders of $3.8 million, partially offset by a payment of contingent consideration for an acquisition of $5.0 million and distributions to noncontrolling interest holders of $1.4 million.
Net cash provided by financing activities for the nine months ended October 31, 2018 was $435.6 million, reflecting proceeds from issuance of convertible preferred stock of $426.9 million, proceeds from issuance of common stock to a third party of $6.1 million, and the exercise of stock options to purchase common stock of $2.6 million.
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
Off-Balance Sheet Arrangements
As of October 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:

Interest Rate Risk
We had cash and cash equivalents of $476.5 million and marketable securities of $297.6 million as of October 31, 2019, which consisted of bank deposits, money market accounts, commercial paper, U.S. agency securities, U.S. government securities, international government securities, and corporate bonds. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Beginning in September 2019, seven purported class action lawsuits were filed against us, our directors, certain of our officers, and certain investment funds associated with certain of our directors, each alleging violations of securities laws in connection with our registration statement on Form S-1 filed with the SEC. Six of these lawsuits were filed in the Superior Court of California for the County of San Mateo and one of these lawsuits was filed in the U.S. District Court for the Northern District of California. We believe these lawsuits are without merit and we intend to vigorously defend them. On November 8, 2019, we filed a motion to dismiss the lawsuit filed in federal court. Based on the preliminary nature of the proceedings in these cases, the outcome of these matters remain uncertain.

In addition to the litigation discussed above, we are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations arising in the ordinary course of business. There are inherent uncertainties in these legal matters, some of which are beyond our control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop.
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

We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 716 employees as of January 31, 2017 to 1,982 employees as of October 31, 2019. We have established international offices, including offices in Australia, Canada, France, Ireland, India, Japan, and the United Kingdom, and we plan to continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of users, organizations on Slack and integrations, and in the amount of data that Slack supports. Additionally, our organizational structure is becoming more complex as we scale our operational, financial and management controls as well as our reporting systems and procedures.

To manage growth in our operations and personnel, we will need to continue to grow and improve our operational, financial, and management controls and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture, which has been central to our growth so far. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, customer experience, research and development, sales and marketing, administrative, financial, and other resources. If we fail to manage our anticipated growth and grow in a manner that preserves the key aspects of our corporate culture, the quality of Slack may suffer, which could negatively affect our brand and reputation and harm our ability to attract users, employees, and organizations, which in turn could negatively affect our business, results of operation, and financial condition.

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

In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing Slack, including through selling at zero or negative margins, product bundling, or closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. These larger competitors often have broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. Our competitors may also seek to repurpose their existing offerings to provide software, programs, and tools used by knowledge workers with subscription models. Further, some current and potential customers, particularly large organizations, have elected, and may in the future elect, to develop or acquire their own software, programs, and tools used by knowledge workers that would reduce or eliminate the demand for Slack.

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

If we are unable to attract new users and organizations, convert users of and organizations on our free version into paid customers, grow or maintain our Net Dollar Retention Rate, expand usage within organizations on Slack, and sell premium subscription plans or effectively develop new features, integrations, capabilities, and enhancements that achieve market acceptance, our revenue growth and profitability will be harmed.

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

Our ability to attract new users and organizations and increase revenue from existing paid customers depends in large part on our ability to continually enhance and improve Slack and the features, integrations, and capabilities we offer, and to effectively introduce compelling new features, integrations, and capabilities that reflect the changing nature of our market in order to maintain and improve the quality and value of Slack, which depends on our ability to continue investing in research and development and in our ongoing efforts to improve and enhance Slack. The success of any enhancement to Slack depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies, and overall market acceptance. Any new features, integrations, and capabilities that we develop may not be introduced in a timely or cost-effective manner, may contain errors, failures, vulnerabilities, or bugs, or may not achieve the market acceptance necessary to generate significant revenue. Further, any investments we make to enhance Slack, including adding or replacing any features, integrations, and capabilities, may not result in sufficient increased revenue to offset the investments that we make in time, efforts, financial resources, or otherwise. We must also convince developers to adopt and build on Slack. We believe that these developer-built integrations facilitate greater usage and customization of Slack and the features, integrations, and capabilities enhance user experience. If these developers stop developing on or supporting Slack, we will lose the benefits that have contributed to the growth in the number of organizations and users on Slack, and our business, results of operations, and financial condition could be harmed. If we are unable to successfully and cost-effectively develop new features, integrations, and capabilities to enhance Slack to meet requirements of organizations on Slack, especially as we continue to grow and enhance Enterprise Grid, or otherwise gain widespread market acceptance, our business, results of operations, and financial condition would be harmed.

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

To remain competitive, we must continue to develop new features, integrations, capabilities, and enhancements to Slack. This is particularly true as we further expand and diversify our capabilities to address additional applications and markets. For example, in September 2017, we introduced a new feature, shared channels, which facilitates secure collaboration between companies. As of October 31, 2019, more than 26,000 Paid Customers have adopted shared channels. Additionally, in March 2019, we introduced enterprise key management, which enables organizations on Slack to use their own encryption keys to encrypt messages and files. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. If we are unable to develop features, integrations, and capabilities internally due to certain constraints, such as employee turnover, lack of management ability, or a lack of other research and development resources, our business may be harmed.

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

We also expect that there will continue to be new proposed laws, regulations, Internet accessibility standards, and industry standards concerning privacy, data protection, and information security in the United States, the European Union, and other jurisdictions, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. For example, in June 2018 the State of California enacted the California Consumer Privacy Act, or CCPA, which takes effect on January 1, 2020 and will broadly define personal information, give California residents expanded privacy rights and protections and provide for civil penalties for violations and a private right of action for data breaches. Although we do not currently believe the CCPA will have a material effect on our business, the implementation, interpretation, and enforcement of the CCPA, as it relates to our business, remains uncertain at this time. In addition to government activity, privacy advocacy groups, and technology and other industries are considering various new, additional, or different self-regulatory standards that may place additional burdens on us. Future laws, regulations, standards, and other obligations, including those related to the CCPA, and changes in the interpretation of existing laws, regulations, standards, and other obligations could impair the ability of us or organizations on Slack to collect, use, or disclose information relating to consumers, which could decrease demand for Slack, increase our operating expenses, and impair our ability to maintain and grow the base of users and organizations on Slack and our revenue. Similarly, such laws could require changes to our technology, operations, and practices. New laws, amendments to, or re-interpretations of existing laws and regulations, industry standards, contractual obligations, and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct, and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state, and foreign data privacy laws and regulations, our ability to successfully operate our business and pursue our business goals could be harmed.

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

There is considerable patent, copyright, trademark, and other intellectual property development and enforcement activity in our industry. We have received, and may receive in the future, communications from third parties, including practicing entities and non-practicing entities, claiming that we have infringed or misappropriated their intellectual property rights. As we develop, acquire, and license technology, we expect that we may be subject to claims of infringement or misappropriation related to such technology. We also expect that companies in the software industry will increasingly be subject to infringement claims and litigation as the number of products and competitors grow and the functionality of products in different industry segments overlaps. Our future success depends in part on not infringing upon or misappropriating the intellectual property rights of others and successfully defending claims of infringement or misappropriation of the intellectual property rights of others when appropriate. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

•	require costly litigation to resolve and the payment of substantial damages;

•	require and divert significant management time;

•	cause us to enter into unfavorable royalty or license agreements;

•	require us to discontinue some or all of the features, integrations, and capabilities available in Slack;

•	require us to indemnify organizations on Slack or third-party service providers;

•	require us to expend additional development resources to redesign Slack or certain aspects of Slack; and/or

•	encourage other parties to pursue similar claims.

Our exposure to these risks may be increased as a result of acquisitions of other companies. Any one or more of the above could harm our business, results of operations, and financial condition.

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

Certain of our paid customer agreements contain service level agreements, under which we guarantee specified minimum availability of Slack. From time to time, we have granted, and in the future will continue to grant, credits to paid customers pursuant to the terms of these agreements. For example, we provided approximately $8.2 million in credits to paid customers in connection with availability issues experienced by certain organizations on Slack during the quarter ended July 31, 2019. Any failure of or disruption to our infrastructure could make Slack unavailable to organizations on Slack. If we are unable to meet the stated service level commitments to our paid customers or suffer extended periods of unavailability of Slack, we may be contractually obligated to provide paid customers with service credits for future subscriptions, or paid customers could elect to terminate and receive refunds for prepaid amounts related to unused subscriptions. Our revenue, other results of operations, and financial condition could be harmed if we suffer unscheduled downtime that exceeds the service level commitments under our agreements with our paid customers, and any extended service outages could adversely affect our business and reputation as paid customers may elect not to renew and we could lose future sales. In addition, we may modify or reduce the amount of credits we grant to paid customers under such service level agreements. Any modification or termination of such commitments could decrease demand for Slack, impair our ability to maintain and grow the base of users and organizations on Slack, and adversely affect our business.

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

Slack depends on the ability of our users to access Slack and access to Slack could be blocked or restricted in some countries for various reasons. Further, it is possible that governments of one or more foreign countries may seek to limit access to or certain features of Slack in their countries, or impose other restrictions that may affect the availability of Slack, or certain features of Slack, in their countries for an extended period of time or indefinitely. For example, Russia and China are among a number of countries that have recently blocked certain online services, including AWS, which hosts Slack, making it very difficult for such services to access those markets. In addition, governments in certain countries may seek to restrict or prohibit access to Slack if they consider us to be in violation of their laws and may require us to disclose or provide access to information in our possession. If we fail to anticipate developments in the law, or fail for any reason to comply with relevant law, Slack could be further blocked or restricted and we could be exposed to significant liability that could harm our business. In the event that access to Slack is restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to grow or maintain our Net Dollar Retention Rate may be adversely affected, we may not be able to maintain or grow our revenue as anticipated and our business, results of operations, and financial condition could be adversely affected.

Because our success depends, in part, on our ability to expand sales of Slack to organizations located outside of the United States, our business will be susceptible to risks associated with international operations.

We currently have sales personnel outside the United States in Australia, Canada, France, Germany, Ireland, Japan, and the United Kingdom, and we intend to expand our international operations. In fiscal years 2017, 2018, and 2019, our non-U.S. revenue was 34%, 34%, and 36% of our total revenue, respectively. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing Slack in additional languages. Any additional international expansion efforts that we are undertaking and may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States or in other countries where we currently operate. These risks include, among other things:

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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the market price of our Class A common stock.

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

Our headquarters and a plurality of our employees are located in San Francisco, California, a municipality that has enacted, and is currently considering enacting additional measures, to raise new or incremental taxes. For example, on November 6, 2018, voters in San Francisco approved Proposition C, a ballot measure that increased taxes on certain entities’ gross receipts beginning January 1, 2019. Such measures may adversely affect our results of operations and financial condition.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change taxable income or tax liability may be limited. We have experienced ownership changes in the past and we may experience ownership changes in the future as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable income or tax liability may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, under the Tax Act, the amount of post-2017 net operating loss carryforward that we are permitted to use in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. The Tax Act also generally eliminates the ability to carry back net operating losses to prior taxable years. For these reasons, we may not be able to realize a tax benefit from the use of our net operating losses even if we attain profitability.

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

In addition, stock markets, and the market for technology companies in particular, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. For example, beginning in September 2019, seven purported class action lawsuits were filed in California state and federal court against us, our directors, certain of our officers, and certain investment funds associated with certain of our directors, each alleging violations of securities laws in connection with our registration statement on Form S-1 filed with the SEC. Although we believe these lawsuits are without merit and intend to vigorously defend them, these matters, and any other similar matters, could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business, results of operations, and financial condition.

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

Our Class B common stock has ten votes per share, and our Class A common stock, which is listed on the NYSE, has one vote per share. As of October 31, 2019, our directors, executive officers and their respective affiliates beneficially held in the aggregate 70.2% of the voting power of our capital stock, including the shares covered by voting agreements in favor of Stewart Butterfield. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until June 2029, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. Further, as a result of voting agreements between Stewart Butterfield, our co-founder, Chairman of the board of directors, and Chief Executive Officer, and each of our three other co-founders, and the shares he holds, Mr. Butterfield will be able to exercise voting rights with respect to an aggregate of 79,728,124 shares of Class B common stock and 1,907,407 shares of Class A common stock, which together represents approximately 27.7% of the voting power of our outstanding capital stock as of October 31, 2019. As a director and officer, Mr. Butterfield owes a fiduciary duty to our stockholders to act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Butterfield is entitled to vote his shares, and shares over which he has voting control as a result of voting agreements, in his own interests, which may not always be in the interests of our stockholders generally.

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

Further, as of October 31, 2019, we had 10,179,105 options outstanding that, if fully exercised, would result in the issuance of shares of Class B common stock, as well as 43,675,610 shares of Class B common stock subject to RSU awards and 2,680,665 shares of Class A common stock subject to RSU awards. All of the shares of common stock issuable upon the exercise of stock options, subject to RSU awards, and reserved for future issuance under our equity incentive plans have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144.

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

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Slack Technologies, Inc.

December 4, 2019	By:	/s/ Stewart Butterfield
Stewart Butterfield
Chief Executive Officer
(Principal Executive Officer)

December 4, 2019	By:	/s/ Allen Shim
Allen Shim
Chief Financial Officer
(Principal Financial Officer)