Form 10-K
period 2020-01-31
Slack Technologies, Inc.
filed 2020-03-12
CIK 1764925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes or ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes or ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes or ☐ No.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes or ☐ No.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company.” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
The aggregate market value of the registrant’s Class A common stock, $0.0001 par value, held by non-affiliates of the registrant (based on $33.42, which was the closing price of a share of the registrant’s Class A common stock on July 31, 2019, as reported by the New York Stock Exchange) was approximately $7.2 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
There were 362,046,257 shares of the registrant’s Class A common stock outstanding and 194,761,524 shares of the registrant’s Class B common stock outstanding as of February 29, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2020.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.
_________________
Unless the context requires otherwise, we are referring to Slack Technologies, Inc. together with its subsidiaries when we use the terms the “Company,” “we,” “our,” or “us.”

PART I
ITEM 1. BUSINESS
Overview
Slack is the leading channels-based messaging platform, used by millions to align their teams, unify their systems, and drive their businesses forward. Slack offers a secure, enterprise-grade environment that can scale with the largest organizations in the world. It is a new layer of the business technology stack where people can work together more effectively, connect all their other software tools and services, and find the information they need to do their best work. Slack is where work happens.
The most helpful explanation of Slack is often that it replaces the use of email inside the organization. Like email (or the Internet or electricity), Slack has very general and broad applicability. It is not aimed at any one specific purpose, but nearly anything that people do together at work. Slack is used to review job candidates, coordinate election coverage, diagnose network problems, negotiate budgets, plan marketing campaigns, approve menus, and organize disaster response teams, along with countless other tasks.
Unlike email, however, most of this activity happens in team-based channels, rather than in individual inboxes. Channels offer a persistent record of the conversations, data, documents, and application workflows relevant to a project or a topic. Membership of a channel can change over time as people join or leave a project or organization, and users benefit from the accumulated historical information in a way an employee never could when starting with an empty email inbox. Depending on the size of the organization, this might provide tens, hundreds, or even thousands of times more access to information than is available to individuals working in environments where email is the primary means of communication. Slack also enables communication and collaboration among organizations via shared channels and guest accounts, and the associated network effect increases the value of Slack both for organizations on Slack and organizations new to Slack.
Also unlike email, Slack was designed from the ground up to integrate with external software systems. Slack provides an easy way for users to share and aggregate information from other software, take action on notifications, and advance workflows in a multitude of third-party applications, over 2,000 of which are listed in the Slack App Directory. Further, Slack’s platform capabilities extend beyond integrations with third-party applications and allow for easy integrations with an organization’s internally-developed software. Developers have collectively created more than 620,000 third-party applications or custom integrations that were used in a typical week during the three months ended January 31, 2020. In 2019, we introduced Workflow Builder, a low-code solution to create integrations and workflows entirely in Slack, suitable for all users and based on a simple, non-technical user interface.
Ultimately, Slack is more than email replacement. It is a new layer of the business technology stack that brings together people, applications, and data. Just as an operating system coordinates the flow of information and resources of a computer in a centralized fashion, using Slack inside an organization and across organizations creates a hub into which critical business information flows, is acted upon and transformed, and is then quickly routed to its desired destination. Slack streamlines our users’ workflows, increases the beneficial return on the time they spend communicating, and creates a powerful point of leverage for increased productivity.
Summary of Key Benefits
Working in Slack provides several key benefits to users, teams, and organizations and to our platform ecosystem:

•
People love using Slack and that leads to high levels of engagement. Slack is enterprise software created with an eye for user experience usually associated with consumer products. We believe that the more simple, enjoyable, and intuitive the product is, the more people will want to use it. As a result, teams benefit from the aggregated attention that happens when all members of a team are engaged in a single collaboration tool.

•
Slack increases an organization’s “return on communication.” Moving to channel-based communication increases accessibility of communication, which in turn increases transparency and breaks down silos. The organization benefits from increased coordination and alignment from a given amount of communication, with no additional effort in the form of status reports, update meetings, and so on.

•
Slack increases the value of existing software investment. As a flexible platform for routing information of all kinds, Slack integrates horizontally with thousands of other applications, from those provided by companies like Google, Salesforce, ServiceNow, Atlassian, and Dropbox to the proprietary line-of-business applications developed by organizations for their own internal use. Integration with Slack increases both the accessibility of information inside applications and the response times for many basic actions. Because Slack users can do virtually everything on Slack on mobile that they can do on desktop, they do not need to have dozens of work applications on their mobile devices to be able to make lightweight use of those applications on the go.

•
An organization’s archive of data increases in value over time. As teams continue to use Slack, they build a valuable resource of widely accessible information. Important messages are surrounded by useful context and users can see how fellow team members created and worked with the information and arrived at a decision. New employees can have instant access to the information they need to be effective whenever they join a new team or company. Finally, the content on Slack is available through powerful search and discovery tools, powered by machine learning, which improve through usage.

•
Slack helps organizations improve culture and employees’ feelings of empowerment. When every member of a team learns from, and contributes towards, common goals, people feel they have greater influence over the ultimate outcomes of their work. By keeping all team members in the information flow, we believe that Slack increases this sense that members of a team can have an impact and make a difference and that creates greater team cohesion and increases motivation.

•
Slack helps achieve organizational agility. Slack’s channels immerse workers directly into the dynamic and evolving communication, decision making, and data flow that defines modern work. Because workers have both more access to data updated in real time and more context for that data, they are better able to quickly react and adjust work streams in response to new business priorities or changing conditions while staying in alignment with one another.

•
Developers are better able to reach and deliver value to their customers. Slack has aggregated hundreds of thousands of organizations on one platform and made it easier for developers to distribute their software to any Slack-using organization. By making information from their applications available and allowing users to perform key actions through a whole new interface, developers can make their customers happier and more engaged.

Our Business Model
From the outset, our go-to-market strategy has centered around offering an exceptional product and level of service to organizations on Slack. We have both a self-service offering and a direct sales force to address customers who do not want to buy through the self-serve model or who need the additional capabilities of our enterprise products. Our direct sales force and customer success professionals focus on driving successful adoption and expansion within organizations. We believe deep user engagement and an obsessive focus on customer experience are catalysts for expanding paid adoption within organizations.
We define an organization on Slack as a separate entity, such as a company, educational or government institution, or distinct business unit of a company, that is on a subscription plan, whether free or paid. Once an organization has three or more users on a paid subscription plan, we count them as a Paid Customer.
As of January 31, 2020, Slack had more than 660,000 organizations with three or more users, comprised of:

•	More than 550,000 organizations on our Free subscription plan; and

•	More than 110,000 Paid Customers.

Many of these Paid Customers have thousands of active users and our largest Paid Customers have hundreds of thousands of employees using Slack on a daily basis. The number of organizations on Slack is highly diversified, and during the years ended January 31, 2018, 2019 and 2020, no Paid Customer accounted for more than 3% of our revenue.
Our users, whether on a free or paid subscription plan, are highly engaged, and their collective active use of Slack for the week ended January 31, 2020 exceeded 50 million hours. During the week ended January 31, 2020, more than 1.4 billion messages were sent in Slack. During this same time, on a typical workday, users at Paid Customers averaged more than nine hours connected to Slack through at least one device and spent 87 minutes actively using Slack. We believe that this broad, active user base and deep user engagement propel increased adoption within organizations and inspire many organizations to become Paid Customers.
Our direct sales and customer success efforts are focused on larger organizations who have a greater number of users and teams and have the potential to increase spend over time. As our business has matured, we have seen a growth in sales through our direct sales force. We measure the number of Paid Customers > $100,000 of annual recurring revenue, or ARR, as a gauge of adoption within and expansion into large enterprises. As of January 31, 2020, we had 893 Paid Customers >$100,000 of ARR, which accounted for approximately 46% of our revenue in fiscal year 2020.
We generate revenue primarily from the sale of subscriptions for Slack. Paid customers typically pay on a monthly or annual basis, based on the number of users that they have on Slack.
What Sets Us Apart
Singular focus
Our development, design, partnerships, customer engagement, and investments are targeted at realizing the enormity and simplicity of Slack’s singular mission: to make people’s working lives simpler, more pleasant, and more productive. We have no legacy products or competing priorities. We believe our platform has broad enough utility and a large enough market that we can remain focused indefinitely.
Scale and market leadership
The strength of our market leadership is demonstrated by the scale and growth of our users, the high level of engagement within our user base, our growth within organizations, the breadth of applications that integrate with Slack, and the size of our developer ecosystem. We believe we know more about how organizations use platforms like Slack than anyone else in the world and will put this knowledge to work faster.
Strong increasing returns dynamics
As Slack usage increases inside an organization, more value is created for each additional user who might join, as well as for all existing users. As organizations continue to use Slack over time, the value of their archive increases and they realize more utility in their usage. We believe shared channels between organizations will increase the value of the overall Slack network for each new organization that joins as well as for all existing network members. Slack also generates more value for developers as more users and more organizations join Slack, and users and organizations are more attracted to Slack as more apps are integrated into or built on our platform.
Customer love leading to stickiness and organic expansion
People love using Slack and many become advocates for wider use inside their organizations. They also tend to recommend Slack when they switch jobs or join organizations that are not yet using Slack. There are thousands of tweets and other public endorsements or recommendations of Slack, a source of growth that is exceptional in enterprise software.
Differentiated go-to-market strategy
Organic growth is generated as users realize the benefits of Slack. This growth enables us to attract new and prospective organizations through an effective self-service customer engagement model for free and paid subscription plans. We also employ direct sales efforts targeted at new organizations and organizations with existing organic adoption of Slack. Once prospective organizations are identified, our direct sales and customer success teams work to broaden adoption of Slack into wider-scale deployments.
Customer-centricity as the fundamental tenet of our company
We build our software and user interface around the real needs of human beings. We aim for radical convenience and do our best to anticipate the needs of our users. Empathy and respect for users is built into our company values and this mindset extends to our broader sales and customer engagement model. We focus on customer support for free and paid subscription plans and treat it as a critical and strategic imperative for our company. We believe people should leave every interaction with a Slack representative feeling that they have been heard, respected, and helped by a human being who truly understands Slack and the experience of depending on it for work. This quality of service has a real impact on user behavior: based on our internal data, users who interact with our customer experience team are eight times more likely to become paid users than those who do not.
Our Service
Slack is a new layer of the business technology stack where people can work together more effectively, connect all their other software tools and services, and find the information they need to do their best work.
Slack’s key functionality

•
Messaging and Channels: Slack users communicate with one another by posting messages to a channel or sending direct messages to a person or a group of people. Slack’s core organizing principle is the channel, which brings the right people together to collaborate, share information, and get work done. Channels offer flexibility and can be organized by project, topic, team, or whatever makes sense for a specific task or situation. Public channels are accessible to all users within a Slack workspace. For more exclusive workstreams and conversations, users create invite-only channels.

Within channels, users post messages, documents, and images and interact with other software. Users can search for information about a topic or project, find a relevant channel, join it, and scroll through the channel’s entire history, finding messages and contextual content. Slack enables users to optimize the way they use the service, allowing users to choose when to receive notifications and customize alerts by person, keyword, channel, or application.

•
Integrations: Through integrations with both third-party and internally-built software applications, users of Slack are able to easily access and interact in their channels with information from other applications. We believe this makes Slack users more productive at work and increases the value of other software programs. For example, a user may look up customer account information in Salesforce or get updates on deployment status through GitHub within Slack. More advanced use cases include the ability to design custom workflows, which can automatically perform a series of tasks and actions in Slack in otherwise unconnected software applications. For example, creating a customer service ticket routing application that brings together information from a Zendesk ticket, customer data from Salesforce, and suggested solutions from an internally-built knowledge base — all without leaving Slack.

•
Shared Channels: Slack enables communication and collaboration among organizations via shared channels and guest accounts. Shared channels securely connect the Slack workspaces of different organizations, enabling the same level of communication and collaboration between enterprises that Slack brings to teams within an organization. Shared channels can be public or invite-only and contain all of the powerful tools and integrations of Slack along with an added layer of administrative capabilities to regulate and monitor the flow of information between organizations. Guest accounts allow workspace owners to invite people from outside their organizations to join one or more channels.

As of January 31, 2020, more than 32,000 Paid Customers have adopted shared channels. We believe adoption of this feature will grow significantly in the coming years, both in terms of network participants and network density. Because the associated network effect increases the value of Slack both for organizations on Slack and organizations new to Slack, we expect shared channels to create more utility for existing users and be an important factor in future growth.

•
Search: Everything in Slack, including messages, posts from applications, and text content of files is searchable, so that permissioned users can tap into company knowledge and find information when they need it. Over time, use of Slack creates an archive of information generated by an organization that is universally available, persistent and contextual, making Slack’s search function increasingly useful. Our search capability offers a range of filters and modifiers to allow users easy and efficient access to specific knowledge from potentially vast repositories of information. We also leverage machine learning to deliver personalized search results based on user behavior and context, such as the people a user may communicate with most often, the files that may be most relevant to the user and the channels in which the user tends to participate.

Our Subscription Plans
We offer four subscription plans to serve the varying needs of our users: Free, Standard, Plus, and Enterprise Grid.
Our Free, Standard, and Plus subscription plans consist of a single workspace, which we define as a Slack environment configured for a team. These plans are most often adopted by small and medium sized teams. From time to time, we provide additional features and functionality, such as enterprise key management, to meet specialized requirements of organizations on Slack.
Our Enterprise Grid plan is uniquely designed for larger organizations, which typically are more complex and require enhanced functionality, flexibility, administrative control, and security at scale. Enterprise Grid allows paid customers to:

•	create and manage an unlimited set of connected workspaces and channels;

•	search across multiple workspaces, making it easy for workers and administrators to tap into their organization’s collective knowledge at scale;

•	access centralized controls to ensure a company’s data remains secure, giving administrators a single point of visibility to provision and manage Slack; and

•	integrate with third-party e-Discovery and data loss prevention tools to help meet security and compliance requirements.
The Slack Platform
Our technology platform was purpose built to enable independent software developers and organizations to integrate existing software with Slack or build entirely new applications that provide new features for Slack users. We believe that the power of Slack is amplified through integration with third-party and internal software, providing easy, intuitive access to a broad range of applications. Our platform consists of a set of open, documented APIs, developer tools, and an App Directory that lists apps that have met our guidelines. Organizations on Slack use our platform to create internal applications and integrations, ranging from simple notifications to complex internal workflows. Third-party developers build integrations and applications that make it easier for their existing customers to engage with their products as well as find new customers. In 2019, we introduced Workflow Builder, a low-code solution to create integrations and workflows entirely in Slack, suitable for all users and based on a simple, non-technical user interface.
Our App Directory lists applications and integrations that address virtually all aspects of knowledge work. These applications and integrations connect Slack users with software from some of the world’s largest technology companies to some of the smallest startups.
We foster our platform ecosystem through our dedicated Slack API site, open source forums, software development kits, global developer events, partnerships, and technical support for developers building for their own companies or aiming to list their apps in our App Directory.

Our Sales and Marketing Approach
We combine a web-based, self-service go-to-market approach with direct sales efforts that focus on growing users within larger organizations and acquiring new large paid customers. We believe that these go-to-market approaches reinforce one another; self-service users often become leads for our direct sales force and users within larger enterprises create organic awareness of Slack inside and outside their organizations. We complement these sales and marketing activities with an obsessive focus on customer experience and customer success.
Self-service adoption and marketing
Many organizations adopt Slack initially as part of our self-service go-to-market approach. We deploy a range of marketing strategies and tactics to drive initial awareness and adoption. These include brand advertising, public relations, digital marketing campaigns, product localization, in-product customer education, and a website designed to teach new users about Slack.
Organizations on Slack are diverse, and range from businesses to non-governmental organizations, universities, sports clubs, and open source communities. They often start by using our free version. We believe free usage helps create champions of Slack, and as these prospective paid customers realize the value of Slack, they spread the word organically throughout their networks and organizations.
As organizations engage more deeply with Slack, both through using Slack for collaboration and communication and integrating more third-party and internally-developed software via our platform, they often upgrade to paid plans via our website. Organizations also upgrade to paid plans to utilize features such as shared channels and enhanced security and administration capabilities. We support this upgrade path through targeted marketing campaigns and in-product prompts highlighting the added benefits and features of our paid plans.
Direct sales and marketing
To increase adoption within larger paid customers and acquire new paid customers, we utilize a direct sales organization. Our direct sales force often leverages the Slack champions and proofs of concept developed through self-service adoption. We combine this bottoms-up demand with direct sales efforts targeted at C-suite executives and business unit leaders.
These efforts include a globally distributed direct sales force, solutions engineering, demand generation campaigns, webinars, analyst relations, C-suite events, and cooperative marketing efforts with our partners. We also host an annual user conference, Frontiers, where we bring together organizations and partners around the world to share best practices on achieving organizational alignment, unveil the latest Slack features, educate users, and embrace our growing application developer and platform ecosystem.
Customer experience and customer success
Our customer experience team provides support to users of both free and paid versions of Slack and is core to enhancing user adoption, free-to-paid conversion, and subscription renewal. Additionally, our customer experience team receives and quantifies feedback from organizations on Slack at scale. This focus on responsiveness and personal touch helps us optimize customer satisfaction and identify high-value opportunities for both user-facing and internal product improvements.
Our educational offerings include a range of free, web-based classes and tutorials on how to use, administer, optimize, and customize Slack, as well as how to integrate other applications, build custom workflows, and build entirely new applications on Slack. We also offer in-person training through our developer relations program and at events for organizations on Slack.
Our customer success team supports larger organizations through every step of their journey with Slack. This starts with supporting onboarding, workspace best practices, change management, and education, and continues with renewals and expansion to other functional teams, departments, or business units. In addition, we offer professional services tailored to the needs of organizations on Slack.

Our Partnerships
Slack has a robust and diverse partner ecosystem that includes leading enterprise software companies, security providers, systems integrators, and new, emerging companies. Our partner ecosystem extends and enhances Slack through integrations and operates as an important component of our go-to-market strategy. Partners serve as a source of enterprise sales leads and help to accelerate our sales cycles through co-selling and services delivery. Our partners benefit from growth in customer engagement with their products and services and new opportunities to grow their users and customers.
Slack Fund
Investing is also a component of our partnerships strategy. The Slack Fund is an investment fund that we started, in partnership with entities affiliated with certain of our stockholders: Accel, Andreessen Horowitz, Index Ventures, Kleiner Perkins, Social Capital, and Spark Capital. We created the fund to support companies building applications on the Slack platform and other applications that are focused on the next generation of enterprise software. By the end of fiscal year 2020, Slack Fund invested substantially all of the capital initially committed by Slack and our partners. We plan to continue to invest in start-up companies that we believe enhance the value of Slack and that are focused on the future of work, with funding for these investments coming solely from Slack.
Our Employees, Culture, Values, and Slack for Good
As of January 31, 2020, we had 2,045 full-time employees. We supplement our workforce with contractors and consultants.
At Slack, our goal is to make people’s working lives simpler, more pleasant, and more productive. Slack’s culture is rooted in a sense of belonging, encouraging personal and professional growth, and the ability to empathize and relate to one another.
Part of our culture is what we refer to as Slack for Good. Slack for Good’s principal focus is to increase the representation of people from backgrounds that have been historically under-represented in the technology industry. We have pledged 1% of employee time, 1% of our equity, and 1% of our product to activities associated with Slack for Good. We encourage our employees to volunteer their time to support causes of their choice and provide them with paid time off to do so. We have reserved 1.2 million shares of our Class B common stock for potential future sale to fund and support our social impact initiatives. We also donate money and discount access to our service for non-profit organizations.
Research and Development
We build our software with the user in mind — we invest substantial time, energy, and resources to ensure we have a deep understanding of the needs of organizations on Slack and we continually innovate on our product. Unlike traditional enterprise software, we aim to release new features to users and organizations on Slack as quickly as possible through internal testing releases and external beta cycles to ensure that we are constantly receiving feedback. We leverage the power of our expansive user base and our focused customer service philosophy to collect feedback on product features to enhance our development process.
Research and development expenses were $457.4 million, $157.5 million, and $141.4 million, including stock-based compensation of $226.5 million, $9.9 million, and $35.3 million, for the years ended January 31, 2020, 2019, and 2018, respectively.
Technology Infrastructure and Operations
We have built our technology infrastructure using a distributed and scalable architecture on a global scale.
We designed our technology platform with multiple layers of redundancy to guard against data loss and deliver high availability and low latency. Incremental backups are performed hourly and full backups are performed daily. In addition, redundant copies of content are stored in at least two geographically separate regions and are replicated within each region. Data is transmitted in encrypted form and encrypted when stored in our system. We use Amazon Web Services, or AWS, as our processing and delivery infrastructure.
We have built a network operations infrastructure that combines automated, 24x7 telemetry with human monitoring to help ensure that any issues that arise with our service are addressed as quickly as possible. We publish our uptime metrics, system status, and event reports on our public website so that users and organizations know how our systems are performing at any given time.
Security, Privacy, and Data Protection
Trust is important for our relationship with users and organizations on Slack, and we take significant measures to protect their privacy and data.
Security
We devote considerable resources to our security program, which is dedicated to ensuring that organizations on Slack have the highest confidence in our custodianship of their data. Our security program is aligned to the ISO 27000 standards and is regularly audited and assessed by third parties as well as organizations on Slack.
Our security program consists of the following:

•
Organizational security including security and privacy training, a team of dedicated security professionals, policies and standards, separation of duties, and regular audits, compliance activities, and third-party assessments;

•
Secure by design principles by which we assess the security risk of each software development project according to our secure development lifecycle and create a set of requirements that must be met before the resulting change may be released to production; and

•	Public bug bounty program to facilitate responsible disclosure of potential security vulnerabilities identified by external researchers and reward them for their verified findings.
The focus of our security program is to prevent unauthorized access to the data of organizations on Slack. To this end, our team of security practitioners, working in partnership with peers across our company, work to identify and mitigate risks, implement best practices, and continue to evaluate ways to improve. These steps include data encryption in transit and at rest, network security, classifying and inventorying data, limiting and authorizing access controls, and multi-factor authentication for access to systems with data. We also employ regular system monitoring, logging, and alerting to retain and analyze the security state of our corporate and production infrastructure.
In addition, our security program has achieved several internationally-recognized certifications and industry standard audited attestations of our security controls, and maintains a number of compliance programs. Slack offers support for HIPAA-regulated organizations that purchase Enterprise Grid.
We take appropriate steps to help ensure that our security measures are maintained by the third-party vendors we use, including by conducting security reviews and audits.
Privacy and data protection
The privacy of users and protection of data is important to Slack’s continued growth and success. Privacy is a shared responsibility among all our employees, but we also have a dedicated privacy and data governance team that builds and executes on our privacy program, including the management of data protection impact assessments. Our privacy and legal teams work together to conduct product and feature reviews, data inventory and mapping, and support for data protection and privacy-related requests.
We are committed to complying with, and helping organizations on Slack comply with, data protection laws globally. We monitor guidance from industry and regulatory bodies, meet with regulators and update our product features and contractual commitments accordingly.

Slack is offered to organizations outside the United States and Canada by Slack Technologies Limited, an Irish company based in Dublin, Ireland, which is subject to the European Union’s General Data Protection Regulation and the regulatory oversight of the Irish Data Protection Commission. We also maintain a self-certification under the E.U.-U.S. and Swiss-U.S. Privacy Shield and offer European Union Model Clauses, also known as Standard Contractual Clauses.
We maintain a privacy policy that describes how Slack collects, uses, and discloses information, and what choices organizations and users have.
Competition
The market for services like Slack is emerging, rapidly evolving, and fragmented, and we believe that Slack represents a new category of business technology. As a result, we principally compete against collaboration and communication tools and products from established vendors, such as Microsoft, productivity tool and email providers, such as Google, unified communications providers, such as Cisco, and consumer application companies that have entered the business software market, such as Facebook. We also compete with smaller companies that offer niche or point products that attempt to address certain problems that Slack addresses. These smaller companies include companies that specialize in voice or video communication, instant messaging, email filtering, and email inbox organization, business workflows, team-based collaboration, intranet creation and maintenance, and other functionality. Some of these companies offer free or discounted services. We believe that we compete favorably with these smaller companies because they do not offer the unique mix of features and functionality combined with our proven ability to scale to handle large amounts of users, usage, and data. In addition, our market is subject to changing technology, shifting customer needs, new market entrants, and frequent introductions of new products and services.
We believe that the principal competitive factors in our markets include the following:

•	ease of adoption, use, and deployment;

•	product functionality;

•	platform capabilities;

•	breadth and depth of platform integrations;

•	scalability, availability and reliability;

•	security and privacy;

•	ability to support intercompany collaboration;

•	brand awareness and reputation;

•	customer support; and

•	total cost of ownership.
We expect competition to increase as established and emerging companies continue to enter the markets we serve or attempt to address the problems Slack addresses, as customer requirements evolve, and as new products, technologies, and regulations are introduced. Further, some of our competitors have longer operating histories, the ability to bundle a broader range of products and services, larger sales and marketing budgets, access to larger existing user bases, and greater financial, technical, and other resources than we do. We believe, however, that we are uniquely positioned to more rapidly innovate and respond to new technologies and customer requirements than our competitors. See the section titled “Risk Factors—Risks Related to Our Business—The market and software categories in which we participate are competitive, new, and rapidly changing, and if we do not compete effectively with established companies as well as new market entrants our business, results of operations, and financial condition could be harmed.”

Intellectual Property
We believe that our intellectual property rights are valuable and important to our business. We rely on a combination of patents, trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, employee disclosure, and invention assignment agreements, and other legal and contractual rights to establish and protect our proprietary rights.
As of January 31, 2020, we had over 80 issued U.S. and foreign patents and over 150 pending U.S. and foreign patent applications, including patents and patent applications acquired from third parties. The expiration dates of our patents range from 2021 to 2038. The patent applications we file are intended to protect our proprietary inventions relevant to our business, and we have in the past and may in the future acquire additional patents, patent portfolios, or patent applications.
We have trademark rights in our name and other brand indicia and have trademark registrations for select marks in the United States and other jurisdictions around the world. We also have registered domain names for websites that we use in our business, such as www.slack.com, and similar variations.
Corporate Information
We were incorporated in 2009 as Tiny Spec, Inc., a Delaware corporation. Later in 2009, we changed our name to Tiny Speck, Inc. and, in 2014, we changed our name to Slack Technologies, Inc. Our principal executive offices are located at 500 Howard Street, San Francisco, California 94105, and our telephone number is (415) 630-7943. Our website address is www.slack.com. Information contained on or that can be accessed through our website does not constitute part of this Annual Report on Form 10-K and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.
“Slack” is our registered trademark in the United States, Australia, Brazil, Canada, Colombia, the European Union, Japan, Mexico, New Zealand, Russia, and South Korea. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.
Available Information
The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission, or the SEC: Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at investor.slackhq.com. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Further corporate governance information, including our corporate governance guidelines and code of conduct, is also available on our investor relations website under the heading "Governance." The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe to be material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business
We have a limited operating history, which makes it difficult to forecast our revenue and evaluate our business and future prospects.
We launched Slack publicly in 2014 and much of our growth has occurred in recent periods. As a result of our limited operating history, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. Additionally, the sales cycle for the evaluation and implementation of our paid versions, Standard and Plus, which typically ranges from a single day to multiple months, and of Enterprise Grid, which can range from multiple months to years, may also cause us to experience a delay between increasing operating expenses and the generation of corresponding revenue, if any. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors, causing our business to suffer and our Class A common stock price to decline.
We have a history of net losses, we anticipate increasing operating expenses in the future, and we may not be able to achieve and, if achieved, maintain profitability.
We have incurred significant net losses in each year since our inception, including net losses of $568.4 million, $138.9 million, and $140.1 million in fiscal years 2020, 2019, and 2018, respectively. We expect to continue to incur net losses for the foreseeable future and we may not achieve or maintain profitability in the future. Because the market for Slack, and the features, integrations, and capabilities we offer on Slack, is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand our partnerships, operations, and infrastructure, both domestically and internationally, continue to enhance Slack and develop and expand its features, integrations and capabilities, and expand and improve our application programming interfaces, or APIs. We also intend to continue to build and enhance Slack through both internal research and development as well as selectively pursuing acquisitions that can uniquely contribute to Slack’s capabilities. In addition, as we grow and transition to being a public company, we will incur additional significant legal, accounting, and other expenses that we did not incur as a private company. If our revenue does not increase to offset the expected increases in our operating expenses, we will not be profitable in future periods. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including any failure to increase the number of organizations on Slack, increase the number of our paid customers, or grow or maintain our Net Dollar Retention Rate, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, slowing demand for Slack, additional regulatory burdens, or increasing competition. As a result, our past financial performance may not be indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our Class A common stock to decline.

We have experienced rapid growth in recent periods and our recent growth rates may not be indicative of our future growth.
We have experienced rapid growth in recent periods. Our revenue was $630.4 million, $400.6 million, and $220.5 million for the years ended January 31, 2020, 2019, and 2018, respectively, representing annual growth of 57% and 82%, respectively. While our revenue continues to grow, our rates of revenue growth are slowing and may continue to slow in the future. Further, as we operate in a new and rapidly changing category of software, widespread acceptance and use of Slack is critical to our future growth and success. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:

•	attract new users and organizations, including larger organizations;

•	provide excellent customer experience;

•	maintain the security and reliability of Slack;

•	grow or maintain our Net Dollar Retention Rate, expand usage within organizations on Slack, and sell premium versions of Slack;

•	convert users of and organizations on our free version into paid customers;

•	introduce and grow adoption of Slack in new markets outside of the United States;

•	expand usage of Slack between organizations through shared channels;

•	achieve widespread acceptance and use of Slack;

•	adequately expand our sales force;

•	expand the features and capabilities of Slack, including through the creation and use of additional integrations, and without compromising existing features and functionality;

•	comply with existing and new applicable laws and regulations;

•	price Slack effectively so that we are able to attract and retain paid customers without compromising our profitability;

•	successfully compete against established companies and new market entrants, as well as existing software tools; and

•	increase awareness of our brand on a global basis.
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
We have experienced, and expect to continue to experience, rapid growth in our operations, and employee headcount, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 716 employees as of January 31, 2017 to 2,045 employees as of January 31, 2020. We have established international offices, including offices in Australia, Canada,

France, Germany, Ireland, India, Japan, South Korea, and the United Kingdom, and we plan to continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of users, organizations, and integrations on Slack, and in the amount of data that Slack supports. Additionally, our organizational structure is becoming more complex as we scale our operational, financial and management controls as well as our reporting systems and procedures.
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

•	the timing of other expenses and recognition of revenue, particularly as we sell to larger and more international organizations;

•	the timing of customer payments and any difficulty in collecting accounts receivable from customers;

•	security breaches, technical difficulties, or interruptions to Slack resulting in service level agreement credits;

•	adverse litigation judgments, other dispute-related settlement payments, or other litigation-related costs;

•	regulatory fines;

•	changes in, and continuing uncertainty in relation to, the legislative or regulatory environment;

•	legal and regulatory compliance costs in new and existing markets;

•	the number of new employees hired;

•	the rate of expansion and productivity of our sales force;

•	the timing of the grant or vesting of equity awards to employees, directors, or consultants, and the recognition of associated expenses;

•	pricing pressure and changes in our pricing structure as a result of competition, optimization efforts, or otherwise;

•	seasonal buying patterns for IT spending;

•	fluctuations in foreign currency exchange rates;

•	costs and timing of expenses related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;

•	health epidemics, such as the current coronavirus outbreak, or COVID-19, influenza and other highly communicable diseases or viruses; and

•	general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability.
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
Slack is a new category of business technology in a rapidly evolving market for software, programs, and tools used by knowledge workers that is intensely competitive, fragmented, and subject to rapidly changing technology, shifting user and customer needs, new market entrants, and frequent introductions of new products and services. We also compete in various segments of the communication, collaboration, and integration software categories. Moreover, we expect competition to increase in the future from established competitors and new market entrants, including established technology companies who have not previously entered the market. Our primary competitor is currently Microsoft Corporation. Our other competitors fall into the following categories: productivity tool and email providers, such as Alphabet Inc. (including Google Inc.); unified communications providers, such as Cisco Systems Inc.; and consumer application companies who have entered the business software market, such as Facebook Inc. We further compete against existing software, programs, and tools, such as email. With the introduction of new technologies, the evolution of Slack, and new market entrants, we expect competition to intensify in the future. Established companies are also developing their own communication and collaboration solutions, platforms for software integration, and secure repositories of information and data within their own core product, and may continue to do so in the future. Additionally, established companies may also acquire or establish product integration, distribution, or other cooperative relationships with our current competitors. For example, while we currently partner with Atlassian Corporation PLC, Google Inc., Okta, Inc., Oracle Corporation, ServiceNow, Inc., salesforce.com, inc., SAP SE, Workday, Inc., and Zoom Video Communications, Inc., among others, they may develop and introduce products that directly or indirectly compete with Slack. New competitors or alliances among competitors may emerge and rapidly acquire significant market share due to factors such as greater brand name recognition, a larger existing user and/or customer base, superior product offerings, a larger or more effective sales organization, and significantly greater financial, technical, marketing, and other resources and experience. We also compete with companies that offer niche or specific point solutions in the communication, collaboration and data use markets, normally focused on specific industries, geographies, or specific use cases, which attempt to address certain of the problems that Slack addresses. In addition, with the recent increase in large merger and acquisition transactions in the technology industry, particularly transactions involving cloud-based technologies, there is a greater likelihood that we will compete with other large technology companies in the future. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Companies resulting from these possible consolidations may create more compelling product offerings and be able to offer more attractive pricing options, making it more difficult for us to compete effectively.
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
In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing Slack, including through selling at zero or negative margins, product bundling, forced product migrations, auto-installation of applications, or closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. These larger competitors often have broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. Our competitors may also seek to repurpose their existing offerings to provide software, programs, and tools used by knowledge workers with subscription models. Further, some current and potential customers, particularly large organizations, have elected, and may in the future elect, to develop or acquire their own software, programs, and tools used by knowledge workers that would reduce or eliminate the demand for Slack.
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
To increase our revenue and achieve and maintain profitability, we must add new users and organizations, convert users of and organizations on our free version into paid customers, grow or maintain our Net Dollar Retention Rate, expand usage within organizations on Slack, and sell premium subscription plans. We encourage organizations on our free version to upgrade to paid versions of Slack and paid customers of Standard to upgrade to our premium subscription plans, Plus or Enterprise Grid, through in-product prompts and notifications, by recommending additional features and by providing customer support that explains the additional capabilities of our paid and premium plans. Additionally, we seek to expand within organizations on Slack by adding new users, having organizations on our Free or Standard subscription plan upgrade to our premium plans, or expanding the use of Slack into other departments within an organization already on Slack. We often see enterprise decision-makers deciding to adopt Slack after noticing substantial organic adoption by individuals and teams within the organization. While we have experienced significant growth in the number of users on Slack, we do not know whether we will continue to achieve similar user growth rates in the future. Numerous factors may impede our ability to add new users and organizations, convert users of and organizations on our free version into paid customers, grow and maintain our Net Dollar Retention Rate, expand usage within organizations on Slack, and sell premium subscription plans, including our inability to convert organizations using our free version into paid customers, failure to maintain our self-service customer engagement model, failure to attract and effectively train new sales and marketing personnel, especially as we increase our sales efforts, failure to retain and motivate our current sales and marketing personnel, failure to develop or expand relationships with partners, failure to successfully deploy new features, integrations, and capabilities for organizations on Slack and provide quality customer experience, or failure to ensure the effectiveness of our marketing programs. Additionally, increasing our sales to large organizations requires increasingly sophisticated and costly sales efforts targeted at senior management and other personnel. If our efforts to sell to large organizations and organizations of all sizes are not successful or do not generate sufficient additional revenue, our business would suffer. See also “-Failure to effectively develop and expand our direct sales capabilities and successfully maintain and expand our self-service sales could harm our ability to increase the number of organizations on Slack and achieve broader market acceptance of Slack.”
Our ability to attract new users and organizations and increase revenue from existing paid customers depends in large part on our ability to continually enhance and improve Slack and the features, integrations, and capabilities we offer, and to effectively introduce compelling new features, integrations, and capabilities that reflect the changing nature of our market in order to maintain and improve the quality and value of Slack, which depends on our ability to continue investing in research and development and in our ongoing efforts to improve and enhance Slack. The success of any enhancement to Slack depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies, and overall market acceptance. Any new features, integrations, and capabilities that we develop may not be introduced in a timely or cost-effective manner, may contain errors, failures, vulnerabilities, or bugs, or may not achieve the market acceptance necessary to generate significant revenue. Further, any investments we make to enhance Slack, including adding or replacing any features, integrations, and capabilities, may not result in sufficient increased revenue to offset the investments that we make in time, efforts, financial resources, or otherwise. We must also convince developers to adopt and build on Slack. We believe that these developer-built integrations facilitate greater usage and customization of Slack and the features, integrations, and capabilities enhance user experience. If these developers stop developing on or supporting Slack or build more integrations for other platforms, we will lose the benefits that have contributed to the growth in the number of organizations and users on Slack, and our business, results of operations, and financial condition could be harmed. If we are unable to successfully and cost-effectively develop new features, integrations, and capabilities to enhance Slack to meet requirements of organizations on Slack, especially as we continue to grow and enhance Enterprise Grid, or otherwise gain widespread market acceptance, our business, results of operations, and financial condition would be harmed.
Moreover, our business is subscription based, and organizations are not obligated to and may not renew their subscriptions after their existing subscriptions expire. Many of our subscriptions are sold for a one-year term, though some organizations choose a month-to-month subscription plan or multi-year subscription plan. While many of our subscriptions provide for automatic renewal, organizations have no obligation to renew a subscription after the expiration of the term, and we cannot ensure that organizations will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same subscription plan or upgrade to Plus or Enterprise Grid. With our fair billing practices and other types of enterprise billing arrangements, we may not earn revenue with greater adoption or we may not earn as much revenue as anticipated, for example, if the number of active users in an organization decreases or if the number of active users grows beyond what was estimated and billed. Organizations may or may not renew their subscriptions as a result of a number of factors, including their satisfaction or dissatisfaction with Slack or services, our pricing or pricing structure, changes to our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of economic conditions, or reductions in our paid customers’ spending levels. In the past, paid customers have elected to downgrade or not to renew agreements with us and it is difficult to accurately predict long-term Net Dollar Retention Rates. If organizations do not renew their subscriptions, renew on less favorable terms or fail to add more users, or if we fail to upgrade organizations on our Free or Standard subscription plan to our premium subscription plans, Plus and Enterprise Grid, or expand within organizations on Slack, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition.
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
To remain competitive, we must continue to develop new features, integrations, capabilities, and enhancements to Slack. This is particularly true as we further expand and diversify our capabilities to address additional applications and markets. For example, in September 2017, we introduced a new beta feature, shared channels, which facilitates secure collaboration between companies. As of January 31, 2020, more than 32,000 Paid Customers have adopted shared channels. Additionally, in March 2019, we introduced enterprise key management, which enables organizations on Slack to use their own encryption keys to encrypt messages and files. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. More recently, in April 2019, we announced Workflow Builder, a visual tool in Slack that allows users to automate routine functions by creating custom workflows, and in September 2019, we began to roll-out a data residency feature, which enables customers in certain jurisdictions to have greater control over where their data is stored. If we are unable to develop features, integrations, and capabilities internally due to certain constraints, such as employee turnover, lack of management ability, or a lack of other research and development resources, our business may be harmed.
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
Moreover, we depend on services from various third parties to maintain our infrastructure, including AWS. If a service provider fails to provide sufficient capacity to support Slack or otherwise experiences service outages, such failure could interrupt access to Slack by users and organizations, which could adversely affect their perception of Slack’s reliability, our brand, and our revenue and harm the businesses of organizations on Slack. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of Slack. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of Slack until equivalent technology is either developed by us or, if available from another provider, is identified, obtained, and integrated into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, organizations on Slack could experience service shortfalls or we may incur excess expenses. We may also be unable to effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology.
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
Increasingly, companies are subject to a wide variety of attacks on their systems on an ongoing basis. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms, and ransomware), employee theft or misuse, password spraying, phishing, credential stuffing, and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to Slack, our internal systems and our partners’ systems, as well as the systems of organizations on Slack and the information that they store and process. Third parties may attempt to fraudulently induce employees, users, or organizations into disclosing sensitive information such as user names, passwords, or other information or otherwise compromise the security of our internal electronic systems, networks, and/or physical facilities in order to gain access to our data or the data of organizations on Slack, which could result in significant legal and financial exposure, a loss of confidence in the security of Slack, interruptions or malfunctions in our operations, and, ultimately, harm to our future business prospects and revenue. Users or organizations on Slack may also disclose or lose control of their API keys, secrets, or passwords, or use the same or similar secrets or passwords on third parties’ systems, which could lead to unauthorized access to their accounts and data within Slack (arising from, for example, an independent third-party data security incident that compromises those API keys, secrets, or passwords). Further, if a channel is shared between paid customers or workspaces, the above risks, vulnerabilities, and threats may be “inherited” or transferred from one paid customer or workspace to another. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks, especially where they are attributable to the behavior of independent third parties beyond our control. The security measures we have implemented or integrated into Slack and our internal systems and networks (including measures to audit third-party and custom applications), which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect Slack and our internal systems and networks against certain attacks. For instance, we have experienced security incidents in the past, and may in the future, in which unauthorized third parties gained access to information maintained by us that included user names, email addresses, passwords, and information that users may have optionally added to their profiles, such as phone numbers. Furthermore, we and certain organizations on Slack have been contacted by third parties from time to time who claim to have obtained unauthorized access to customer data or user information. In addition, techniques used to sabotage or to obtain unauthorized access to systems and networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. As a result, it may not be possible for us to anticipate these techniques or implement adequate preventative measures to prevent an electronic intrusion into our systems and networks and we may be required to expend significant capital and financial resources to protect against such threats or to alleviate problems caused by breaches in systems, network, or data security.
The storage, transmittal, and use of data by organizations on Slack concerning, among others, their employees, contractors, customers, and partners is essential to their use of Slack, which stores, transmits, and processes their sensitive and proprietary information, including business strategies, financial and operational data, personal or identifying information, and other related data. Security breaches impacting Slack or integrations on Slack could result in a risk of loss, unavailability, or unauthorized disclosure of this information, which, in turn, could lead to litigation, governmental audits, and investigations and possible liability (including regulatory fines), damage our relationships with existing users and organizations on Slack, and have a negative impact on our ability to attract new users and organizations and to grow or maintain our Net Dollar Retention Rate. Furthermore, any such breach, including a breach of the systems or networks of our partners or organizations on Slack, could compromise our systems or networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our networks or the networks of our partners and organizations on Slack, and the information stored on our network or the networks of our partners and organizations on Slack could be accessed, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. In addition, a breach of the security measures of one of our partners could result in the destruction, modification, or exfiltration of confidential corporate information, or other data that may provide additional avenues of attack. These breaches, or any perceived breach, of our systems or networks or the systems of our partners or organizations on Slack, whether or not any such breach is due to a vulnerability in Slack, may also undermine confidence in Slack or our industry and result in damage to our reputation, negative publicity, loss of users and organizations on Slack, partners, and sales, increased costs to remedy any problem, and costly litigation or regulatory fines.

We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be available or adequate for all liabilities that might actually be incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Further, if a high-profile security breach occurs with respect to another software company with a similar product to ours, integrations with Slack, or communication, collaboration, data collection, and integration features generally, our users and potential users could lose trust in the security of such solutions providers generally, which could adversely impact our ability to attract organizations to Slack or grow or maintain our Net Dollar Retention Rate.
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
The use and storage of data, files, and information by organizations on Slack concerning, among others, their employees, contractors, customers, and partners is essential to their use of Slack. We have implemented various features, integrations, and capabilities as well as contractual obligations intended to enable and encourage organizations on Slack to comply with applicable privacy and security requirements in their collection, use, and transmittal of data using Slack, but these features do not ensure their compliance and may not be effective against all potential privacy concerns. In addition, users and organization on Slack may not purchase the appropriate paid version of Slack to ensure their compliance with privacy and security features. Furthermore, we are subject to certain contractual obligations regarding the collection, use, storage, transfer, disclosure, and/or processing of personal data.
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
We also expect that there will continue to be new proposed laws, regulations, Internet accessibility standards, and industry standards concerning privacy, data protection, and information security in the United States, the European Union, and other jurisdictions, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. For example, in June 2018 the State of California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. Although we do not currently believe the CCPA will have a material effect on our business, the implementation, interpretation, and enforcement of the CCPA, as it relates to our business, remains uncertain at this time. In addition to government activity, privacy advocacy groups, and technology and other industries are considering various new, additional, or different self-regulatory standards that may place additional burdens on us. Future laws, regulations, standards, and other obligations, including those related to the CCPA, and changes in the interpretation of existing laws, regulations, standards, and other obligations could impair the ability of us or organizations on Slack to collect, use, or disclose information relating to consumers, which could decrease demand for Slack, increase our operating expenses, and impair our ability to maintain and grow the base of users and organizations on Slack and our revenue. Similarly, such laws could require changes to our technology, operations, and practices. New laws, amendments to, or re-interpretations of existing laws and regulations, industry standards, contractual obligations, and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct, and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state, and foreign data privacy laws and regulations, our ability to successfully operate our business and pursue our business goals could be harmed.
Failure by us to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines and public censure, claims for damages by organizations on Slack and other affected persons, damage to our reputation, and loss of goodwill (both in relation to existing and prospective organizations on Slack), any of which could harm our business, results of operations, and financial condition.
Since many of the features of Slack involve the processing of personal data or other data of organizations on Slack and their employees, contractors, customers, partners, and others, any inability to adequately address privacy concerns, even if such concerns are unfounded, or to comply with applicable privacy or data security laws, regulations, and policies, could result in liability to us, inhibition of sales, and damage to our reputation and our business. Addressing these concerns could increase the length of our sales cycles. For example, cultural norms around privacy and employee expectations vary country to country and can drive a need to localize or customize certain features of Slack in order to address such varied privacy concerns, which can add cost and time to our development and sales cycles. In some markets, such as Germany, organizations as well as their employees through works councils, must both determine whether Slack is adopted, and organization and employee expectations around privacy do not always align. As a result, concerns by employees with respect to the protection of their privacy rights could affect adoption of Slack.

We publicly post our privacy policies and practices concerning our processing, use, and disclosure of the personal data provided to us by users, organizations, and website visitors. Our publication of our privacy policies and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action, as well as enforcement action in other countries (particularly the European Union) if they are found to omit necessary information, be deceptive, or misrepresentative of our practices. If Slack is perceived to cause, or is otherwise unfavorably associated with, violations of privacy or data security requirements, it may subject us or organizations on Slack to public criticism and potential legal liability. Existing and potential privacy laws and regulations concerning privacy and data security and increasing sensitivity of consumers to unauthorized processing of personal data may create negative public reactions to technologies and products such as ours. This, in turn, may reduce the value of Slack and slow or eliminate the growth of our business.
We may face particular privacy, data security, and data protection risks in Europe particularly due to the European General Data Protection Regulation.
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
In addition, data protection regulation is an area of increased focus and changing requirements. The European Union adopted the General Data Protection Regulation 2016/679, or GDPR, that took effect on May 25, 2018, largely replacing the current data protection laws of each E.U. member state. The GDPR applies to any organization with an establishment in the European Union for data processing purposes as well as to those outside the European Union if they process Personal Data of individuals in the European Union in connection with offering them goods or services or monitoring their behavior. The GDPR enhances data protection obligations for processors and controllers of Personal Data, including, for example, expanded disclosures about how Personal Data is to be used, limitations on retention of information, mandatory data breach notification requirements, and additional obligations on service providers (such as any third parties to whom we may transfer Personal Data). Non-compliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of our global revenue. Given the breadth and depth of changes in data protection obligations, compliance has caused us to expend significant resources, and such expenditures are likely to continue into the future as we continue our compliance efforts and respond to new interpretations and enforcement actions. In addition, separate E.U. laws and regulations (and member states’ implementations thereof) govern the protection of consumers and of electronic communications and these are also evolving. A draft of the new ePrivacy Regulation extends the strict opt-in marketing rules with limited exceptions to business-to-business communications, alters rules on third-party cookies, web beacons, and similar technology and significantly increases penalties. This law, as well as related changes to the European Union’s telecommunications regime, could subject us to additional privacy obligations of the sort that have historically been imposed primarily on telecommunication service providers. We cannot yet determine the impact that such future laws, regulations, and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. Further, the obligations imposed by E.U. data protection and related laws may conflict with the obligations imposed by other legal regimes, such as U.S. laws concerning government access to data. We may incur substantial expense in complying with the new obligations to be imposed by the GDPR, and we may be required to make significant changes in our business operations and product development, all of which may adversely affect our revenues and our business overall.
In addition, despite the enactment of the UK Data Protection Act, which substantially implements the GDPR and became effective in May 2018, it remains unclear exactly how the withdrawal of the United Kingdom from the European Union will affect transborder data flows, regulators’ jurisdiction over our business, and other matters related to how we do business and how we comply with applicable data protection laws. Accordingly, we cannot predict the additional expense, impact on revenue, or other business impact that may stem from the United Kingdom’s withdrawal from the European Union at this time.
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

Our increasing focus on sales to larger organizations may further increase the variability of our financial results. To achieve acceptance of Slack by additional large organizations, we may need to engage with senior management and other personnel and not just gain acceptance of Slack from employees, who are often the initial adopters of Slack. As a result, sales efforts targeted at large organizations involve greater costs, longer sales cycles, greater competition, and less predictability in completing some of our sales. In the large organization market, an organization’s decision to use Slack, expand the use of Slack, and/or upgrade to a paid version of Slack can sometimes be an enterprise-wide decision, in which case, we provide designated account and customer success teams, greater levels of user and customer education to familiarize potential users and organizations with the use and benefits of Slack, as well as the design and implementation of special enterprise-specific integrations. In addition, larger organizations may demand more customization, integration, support services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales support, research and development, customer experience, and professional services resources to these organizations, resulting in increased costs, lengthened sales cycle, and diversion of our own sales and professional services resources to a smaller number of larger organizations. Further, we have limited experience in selling and marketing to larger organizations, and we may not be able to successfully execute our sales and marketing strategy targeted at such large organizations. Moreover, these larger transactions may require us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met. If we are unable to close one or more expected significant transactions with large organizations in a particular period, or if an expected transaction is delayed until a subsequent period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be harmed.
If we fail to adapt to rapid technological change, our ability to remain competitive could be impaired.
The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and features, and evolving industry standards and regulatory requirements. Our ability to attract new users and organizations and increase revenue from organizations on Slack will depend in significant part on our ability to anticipate industry standards and trends and continue to enhance Slack and introduce new features, integrations, and capabilities on a timely basis to keep pace with technological developments. If we are unable to provide enhancements, new features, and integrations for Slack, develop new features, integrations, and capabilities that achieve market acceptance, or innovate quickly enough to keep pace with rapid technological developments, our business could be harmed. We must also keep pace with changing legal and regulatory regimes that affect Slack and our business practices. We may not be successful in developing modifications, enhancements, and improvements; in bringing them to market quickly or cost-effectively in response to market demands; or at modifying Slack to remain compliant with applicable legal and regulatory requirements.
If we fail to offer high-quality customer experience, our business and reputation will suffer.
While we have designed Slack with the goal of being easy to adopt and use, once organizations and their users begin using Slack, those organizations rely on our support services to resolve any related issues. High-quality user and customer education and customer experience have been key to our brand and is important for the successful marketing and sale of Slack, for the conversion of organizations on our free version into paid customers, and for growth or maintenance of our Net Dollar Retention Rate. The importance of high-quality customer experience will increase as we expand our business and pursue new organizations, in particular larger organizations, organizations with specific regulatory or data security requirements, and organizations with a large number of users located outside of the U.S. For instance, if we do not help organizations on Slack quickly resolve issues and provide effective ongoing customer experience at the individual user and organization levels, our ability to sell our paid versions to organizations on our free version would suffer and our reputation with existing or potential users and organizations may be harmed. Further, our sales are highly dependent on our business reputation and on positive recommendations from existing users and organizations on Slack. Any failure to maintain high-quality customer experience, or a market perception that we do not maintain high-quality customer experience, could harm our reputation, our ability to sell Slack to existing and prospective organizations, and our business, results of operations, and financial condition.
In addition, as we continue to grow our operations and reach a larger and increasingly global customer and user base, we need to be able to provide efficient customer support that meets the needs of organizations on Slack globally at scale. The number of organizations on Slack has grown significantly and that will put additional pressure on our support organization. In order to meet these needs, we have relied in the past, and will continue to rely on, partners and self-service product support to resolve common or frequently asked questions, which supplement our customer experience teams. In the future, particularly as we target larger and more global organizations, we may not be able to rely on partners and self-service product support to the same extent as we have previously, and we may be required to make significant investments in our customer support organizations, which in turn may adversely affect our results of operations. If we are unable to provide efficient product support globally at scale, including through the use of partners and self-service support, our ability to grow our operations may be harmed and we may need to hire additional support personnel or otherwise make significant investments in our support organization, any of which could harm our results of operations.
Failure to effectively develop and expand our direct sales capabilities and successfully maintain and expand our self-service sales could harm our ability to increase the number of organizations on Slack and achieve broader market acceptance of Slack.
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
We also attract new and prospective organizations organically, through a self-service customer engagement model. Historically, our business model has been driven by organic adoption from our self-service channels. As our business has matured, we have seen an increase in sales through our direct sales force. We intend to continue investing in an effort to maintain organic growth in the number of organizations on Slack by strengthening our self-service business and investing in marketing to help new organizations discover the benefits of Slack. This self-service model requires us to incur sales and marketing expenses often prior to generating corresponding revenue. Our business will be harmed if our efforts do not generate a corresponding increase in revenue. If we are unable to maintain or expand the effectiveness of our self-service business to meet the current and future needs of our users, we could see reduced self-service sales volumes as well as a decrease in our sales efficiency, which could adversely affect our business, results of operations, and financial condition.
Our sales to government entities are subject to a number of additional challenges and risks.
We sell to U.S. federal and state and foreign government customers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of additional challenges and risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements may change, or we may lose one or more government certifications, and in doing so restrict our ability to sell into the government sector until we have attained revised certifications. Government demand and payment for our product are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our product. An extended federal government shutdown resulting from budgetary decisions may limit or delay federal government spending on our product and adversely affect our revenue. Government entities may also have statutory, contractual or other legal rights to terminate contracts with us for convenience or due to a default, and any such termination may adversely affect our future operating results.
Adverse general economic and market conditions and reductions in IT spending may reduce demand for Slack, which could harm our revenue, results of operations, and cash flows.
Our revenue, results of operations, and cash flows depend on the overall demand for and use of Slack. Concerns about the systemic impact of a recession (in the United States or globally), energy costs, geopolitical issues, epidemics or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in IT spending by existing and prospective organizations. Prolonged economic slowdowns may result in organizations on Slack requesting us to renegotiate existing contracts on less advantageous terms to us than those currently in place, defaulting on payments due on existing contracts or not renewing at the end of the contract term.
Organizations on Slack may merge with other entities who use alternative software that addresses one or more of the problems that Slack solves, including at a lower cost, and, during weak economic times, there is an increased risk that one or more of our paid customers will file for bankruptcy protection, either of which may harm our revenue, profitability, and results of operations. We also face risk from international paid customers that file for bankruptcy protection in foreign jurisdictions, particularly given that the application of foreign bankruptcy laws may be more difficult to predict. In addition, we may determine that the cost of pursuing any claim may outweigh the recovery potential of such claim. As a result, broadening or protracted extension of an economic downturn could harm our business, revenue, results of operations, cash flows, and financial condition.
The recent global coronavirus outbreak could harm our business and results of operations.
In January 2020, the World Health Organization declared COVID-19 a Public Health Emergency of International Concern. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease technology spending, adversely affect demand for our product and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.
If we fail to maintain our brand cost-effectively, our ability to expand the number of organizations on Slack will be impaired, our reputation may be harmed, and our business, results of operations, and financial condition may suffer.
We believe that developing and maintaining awareness of our brand is critical to achieving widespread acceptance of Slack and is an important element in attracting new organizations to Slack. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to ensure that Slack remains high-quality, reliable, and useful at competitive prices. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. If our competitors are more successful at developing and maintaining awareness of their brand, our business, results of operations, and financial condition could be harmed.
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
Negative publicity could adversely affect our reputation, our business, and our operating results.
Negative publicity about our company, including about the quality and reliability of our products, content shared by users and organizations on Slack (whether proactively shared by such users or shared by employee negligence, error, or malfeasance or improper user configuration or otherwise), changes to our products, policies and services, our privacy and security practices, litigation, regulatory activity, the actions of users and organizations on Slack, or user experience with our products, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our product. Such negative publicity could also have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business, results of operations and financial condition.
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
We derive, and expect to continue to derive, substantially all of our revenue from a single product—Slack. As such, the continued growth in market demand for and market acceptance of Slack is critical to our continued success. Demand for Slack is affected by a number of factors, many of which are beyond our control, such as continued market acceptance; the timing of development and release of competing new products; the development and acceptance of new features, integrations, and capabilities (such as Slack’s shared channels); price or product changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends. If we are unable to continue to meet demands of organizations on Slack or trends in preferences or to achieve more widespread market acceptance of Slack, our business, results of operations, and financial condition could be harmed. Changes in preferences of users or organizations on Slack for software may have a disproportionately greater impact on us than if we offered multiple products. In addition, some current and potential organizations, particularly large organizations, may develop or acquire their own tools or software or continue to rely on traditional tools and software, such as email, which would reduce or eliminate the demand for Slack. If demand for Slack declines for any of these or other reasons, our business could be adversely affected.
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
Slack is accessed by a large number of organizations and users, and as we continue to expand the number of users and organizations on Slack and integrations available to organizations on Slack, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of AWS data centers or third-party Internet service providers to meet our capacity requirements could result in interruptions or delays in access to Slack or impede our ability to scale our operations. In the event that our AWS service agreements are terminated, or there is a lapse of service, interruption of Internet service provider connectivity or damage to such facilities, we could experience interruptions in access to Slack as well as delays and additional expense in arranging new facilities and services, any of which could result in liability to us and harm our business.
Our growth depends, in part, on the success of our strategic relationships with third parties.
To grow our business and build out our application ecosystem, we anticipate that we will continue to depend on relationships with third parties. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Further, our competitors may be effective in providing incentives to third parties to favor their products or services over Slack. If we are unsuccessful in establishing or maintaining our relationships with third parties, if any existing or future partners fail to successfully implement or support Slack integrations, or if they partner with our competitors and devote greater resources to implement and support the products and solutions of competitors, our ability to compete in the marketplace, or to grow our revenue, could be impaired, and our results of operations may suffer. Even if our relationships with third parties are successful, we cannot assure you that these relationships will result in increased usage of Slack or increased revenue.
We rely on software and services from other parties. Defects in, or the loss of access to, software or services from third parties could increase our costs and adversely affect the quality of Slack.
We rely on technologies from third parties to operate critical functions of our business, including cloud infrastructure services provided by AWS and customer relationship management services. Our business could be disrupted if any of the third-party software or services we utilize, or functional equivalents thereof, were unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. In each case, we could be required to either seek licenses to software or services from other parties and redesign Slack or certain aspects of Slack to function with such software or services or develop these components ourselves, which could result in increased costs and delays in launches and releases of new features, integrations, capabilities or enhancements until equivalent technology can be identified, licensed, or developed, and integrated into Slack. Furthermore, we might be forced to limit the features available in Slack. These delays and feature limitations, if they occur, could harm our business, results of operations, and financial condition.

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
To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights, and we may or may not be able to detect infringement by third parties. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation, disputes, or diversion of our management’s attention and resources, could delay further sales or the implementation of Slack, impair the functionality of Slack, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies into Slack, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new features, integrations, and capabilities, and we cannot assure you that we would be able to license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.
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
We use substantial amounts of open source software in Slack and may use more open source software in the future. We also contribute software source code under open source licenses. As a result of the use of open source software in Slack, and/or our open source code contributions, we may license or be required to license or disclose code and/or innovations that may be material to our business. From time to time, there have been claims against companies that incorporate open source software into their products challenging both the ownership of open source software and whether such incorporation is permissible under various open source licenses. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize Slack. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software, or breach of open source licenses. Litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition, or require us to devote additional research and development resources to change Slack, or certain aspects of Slack. In addition, if we were to combine our proprietary source code or software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with less development effort and time. If we inappropriately use open source software, or if the license terms for open source software that we use change, we may be required to re-engineer Slack, or certain aspects of Slack, incur additional costs, discontinue the sale of Slack or the availability of certain features, integrations, or capabilities of Slack, or take other remedial actions.
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
Certain of our paid customer agreements contain service level agreements, under which we guarantee specified minimum availability of Slack. From time to time, we have granted, and in the future will continue to grant, credits to paid customers pursuant to the terms of these agreements. For example, we provided approximately $8.2 million in credits to paid customers in connection with availability issues experienced by certain organizations on Slack during the quarter ended July 31, 2019. Any failure of or disruption to our infrastructure could make Slack unavailable to organizations on Slack. If we are unable to meet the stated service level commitments to our paid customers or suffer extended periods of unavailability of Slack, we may be contractually obligated to provide paid customers with service credits for future subscriptions, or paid customers could elect to terminate and receive refunds for prepaid amounts related to unused subscriptions. Our revenue, other results of operations, and financial condition could be harmed if we suffer unscheduled downtime that exceeds the service level commitments under our agreements with our paid customers, and any extended service outages could adversely affect our business and reputation as paid customers may elect not to renew and we could lose future sales. In addition, we may modify or reduce the amount of credits we grant to paid customers under such service level agreements. Any modification or termination of such commitments could decrease demand for Slack, impair our ability to maintain and grow the base of users and organizations on Slack, and adversely affect our business
We may be subject to liability claims if we breach our contracts and our insurance may be inadequate to cover our losses.
We are subject to numerous obligations in our contracts with organizations on Slack and our partners. Despite the procedures, systems, and internal controls we have implemented to comply with our contracts, we may breach these commitments, whether through a weakness in these procedures, systems, and internal controls, negligence, or the willful act of an employee or contractor. Our insurance policies, including our errors and omissions insurance, may be inadequate to compensate us for the potentially significant losses that may result from claims arising from breaches of our contracts, disruptions in our services, failures or disruptions to our infrastructure, catastrophic events, and disasters or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a claim, regardless of its merit, could be costly and divert management’s attention.

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
The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, or collectively, HIPAA, establish a set of federal privacy and security standards for the protection of individually identifiable health information that apply to health plans, healthcare clearinghouses, and healthcare providers that submit certain covered transactions, or “covered entities.” A subset of these standards also applies to ‘‘business associates,’’ which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining, or transmitting protected health information. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA.
Certain of our paid customers are HIPAA covered entities and service providers, and in that context, we may function as a business associate under HIPAA. Among other things, this status means that for certain activities we must comply with applicable administrative, technical, and physical safeguards as required by HIPAA, including stringent data security obligations. Failure to comply with HIPAA can result in significant civil monetary penalties and, in certain circumstances, criminal penalties with fines and/or imprisonment.
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
If we are unable to meet the requirements of HIPAA, our business associate agreements, or state health privacy laws, we could face contractual liability or civil and criminal liability under HIPAA, all of which can have an adverse impact on our business and generate negative publicity, which, in turn, can have an adverse impact on our ability to attract new paid customers and to grow or maintain our Net Dollar Retention Rate.
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
We are subject to compliance with various laws, including those covering copyright, consumer protection, child protection, and similar matters. There have been instances where improper or illegal content has been stored on Slack without our knowledge. As a service provider, with some exceptions, we do not monitor Slack to evaluate the legality of content stored on it. While to date we have not been subject to material legal or administrative actions as a result of the content stored on Slack or the activities conducted or organized using Slack, the laws in this area are currently in a state of flux and vary widely between jurisdictions. Accordingly, it may be possible that in the future we and our competitors may be subject to legal actions, along with the organizations on Slack and users who upload improper or illegal content, or engage in improper or illegal activities using Slack or the platforms of our competitors. In addition, regardless of any legal liability we may face, our reputation could be harmed should there be an incident generating negative publicity about the content stored on Slack, or the activities conducted or organized using Slack. Such publicity could harm our reputation and brand as well as our business, results of operations, and financial condition.
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
Further, in certain jurisdictions, we may be classified as a telecommunications service provider, or our classification may be uncertain. Such classification as a telecommunications service provider could restrict our ability to operate in certain markets without appropriate local authorization, or at all.
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
Slack depends on the ability of our users to access Slack and access to Slack could be blocked or restricted in some countries for various reasons. Further, it is possible that governments of one or more foreign countries may seek to limit access to, or certain features of, Slack in their countries, or impose other restrictions that may affect the availability of Slack, or certain features of Slack, in their countries for an extended period of time or indefinitely. For example, Russia and China are among a number of countries that have recently blocked certain online services, including AWS, which hosts Slack, making it very difficult for such services to access those markets. In addition, governments in certain countries may seek to restrict or prohibit access to Slack if they consider us to be in violation of their laws and may require us to disclose or provide access to information in our possession. If we fail to anticipate developments in the law, or fail for any reason to comply with relevant law, Slack could be further blocked or restricted and we could be exposed to significant liability that could harm our business. In the event that access to Slack is restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to grow or maintain our Net Dollar Retention Rate may be adversely affected, we may not be able to maintain or grow our revenue as anticipated and our business, results of operations, and financial condition could be adversely affected.

Because our success depends, in part, on our ability to expand sales of Slack to organizations located outside of the United States, our business will be susceptible to risks associated with international operations.
We currently have sales personnel outside the United States in Australia, Canada, France, Germany, Ireland, Japan, Korea, and the United Kingdom, and we intend to expand our international operations. In fiscal years 2020, 2019, and 2018, our non-U.S. revenue was 37%, 36%, and 34% of our total revenue, respectively. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing Slack in additional languages. Any additional international expansion efforts that we are undertaking and may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States or in other countries where we currently operate. These risks include, among other things:

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

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas or other export requirements, custom duties, or other trade restrictions;

•	difficulties in managing systems integrators and technology partners;

•	differing technology standards;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	increased financial accounting and reporting burdens and complexities;

•
difficulties in managing and staffing international operations including the proper classification of independent contractors and other contingent workers, differing employer/employee relationships, and local employment laws;

•
increased costs involved with recruiting and retaining an expanded employee population outside the United States through cash and equity-based incentive programs and unexpected legal costs and regulatory restrictions in issuing equity to employees outside the United States;

•	global political and regulatory changes that may lead to restrictions on immigration and travel for our employees outside the United States, including restrictions due to epidemics;

•	fluctuations in exchange rates that may decrease the value of our foreign-based revenue;

•	difficulties in competing against large competitors with existing international infrastructure and experience who may be more successful at international operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems, and restrictions on the repatriation of earnings;

•	permanent establishment risks and complexities in connection with international payroll, tax, and social security requirements for international employees; and

•	the impact of diseases and epidemics, such as the developing outbreak of COVID-19 on our employees, users, customers, potential customers, and general global political and economic environments.
Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing operations in other countries will produce desired levels of revenue or profitability.
Further, we have not engaged in currency hedging activities to limit risk of exchange rate fluctuations. Changes in exchange rates affect our results of operations, and may also affect the book value of our assets located outside the United States and the amount of our stockholders’ equity.
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
Exposure to political developments in the United Kingdom, including the United Kingdom’s decision to leave the European Union, could harm us.
On June 23, 2016, a referendum was held on the United Kingdom’s membership in the European Union, the outcome of which was a vote in favor of leaving the European Union. Effective as of January 31, 2020, the United Kingdom formally withdrew its membership from the European Union. The United Kingdom’s decision to leave the European Union has created an uncertain political and economic environment in the United Kingdom and across other

European Union member states. The political and economic instability created by the United Kingdom’s decision to leave the European Union has caused and may continue to cause volatility in global financial markets and the value of the British Pound or other currencies, including the Euro. In addition, this uncertainty may cause some of our customers or potential customers to curtail or delay spending. Depending on the market and regulatory effects of the United Kingdom’s exit from the European Union, it is possible that there may be adverse practical or operational implications on our business. For example, the UK Data Protection Act, which substantially implements the GDPR, became effective in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop and be interpreted in the medium to longer term and how data transfers to and from the United Kingdom will be regulated and how those regulations may differ from those in the European Union. Further, the United Kingdom’s exit from the European Union may create increased compliance costs and an uncertain regulatory landscape for offering equity-based incentives to our employees in the United Kingdom. If we are unable to maintain equity-based incentive programs for our employees in the United Kingdom due to the departure of the United Kingdom from the European Union, our business in the United Kingdom may suffer and we may face legal claims from employees in the United Kingdom to whom we previously offered equity-based incentive programs.
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
Further, borrowings under our revolving credit facility use the London Interbank Offered Rate, or LIBOR, as a reference rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established, or alternative reference rates to be established. It is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we will need to agree to an alternative rate of interest that gives due consideration to the then prevailing market convention for determining a rate of interest for similar syndicated loans in the United States, which will require an amendment to our revolving credit facility. The potential consequences of these actions cannot be fully predicted and may result in exposure to additional interest rate risk.
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
We have limited experience with respect to determining the optimal prices for Slack and, as a result, we have in the past, and expect in the future, that we will need to change our pricing model from time to time. In the past, we have sometimes adjusted our prices either for individual paid customers in connection with long-term agreements or unique situations, and expect to continue to do so in the future. Moreover, demand for Slack is sensitive to price. Many factors, including our marketing, user acquisition, technology costs, customer expectations, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Further, certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with Slack or may bundle functionality compatible with Slack and offer a broader range of products and services. Similarly, certain competitors may use marketing strategies that enable them to acquire users more rapidly or at a lower cost than us, or both, and we may be unable to attract new users and organizations or grow or maintain our Net Dollar Retention Rate based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively internationally. In addition, if our mix of features, integrations, and capabilities on Slack changes or we develop additional versions for specific use cases or additional premium versions, then we may need to, or choose to, revise our pricing. There can be no assurance that we will not be forced to engage in price-cutting initiatives or to increase our marketing and other expenses to attract users and organizations to Slack and to grow or maintain our Net Dollar Retention Rate in response to competitive or other pressures, either of which could materially and adversely affect our business, results of operations, and financial condition.
Future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value, and harm our results of operations and financial condition.
We have in the past acquired and may in the future seek to acquire or invest in, businesses, products, or technologies that we believe could complement Slack, expand its breadth, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition. Specifically, we may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of a transaction, including accounting charges. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer experience and general and administrative functions, and on individual contributors in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or key employees could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and Software-as-a-Service applications and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications and at an appropriate cost. In addition, certain domestic immigration laws restrict or limit our ability to recruit internationally. Any changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of time and resources, and potential liability for us or our employees. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed. On the other hand, additions of executive-level management and large numbers of employees could significantly and adversely impact our culture.
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
Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our recent transition to being a public company subject to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, the developing COVID-19 outbreak, including the reactions of governments, markets, and the general public to fears of a COVID-19 outbreak, may result in a number of adverse consequences for our business and results of operations, the details of which would be difficult to predict. We have our headquarters and a large employee presence in San Francisco, California, a region that contains active earthquake zones. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, epidemic, or terrorist attack, we may be unable to continue our operations as usual, or at all, and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in Slack, breaches of data security, and loss of critical data, all of which could harm our business, results of operations, financial condition, and brand. Acts of terrorism, actions by state actors, and similar events could also cause disruptions to the Internet or the economy as a whole. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.
Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies and customer acquisition efforts in the future could reduce our ability to compete successfully and harm our results of operations.
Historically, we have funded our operations and capital expenditures primarily through equity issuances and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents, marketable securities, cash flow from operations, and amounts available under our revolving credit facility will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Our revolving credit facility restricts our ability to incur additional indebtedness, requires us to maintain specified minimum liquidity and revenue amounts, and restricts our ability to pay dividends. The terms of any additional debt financing may be similar or more restrictive. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

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
The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. The adoption of any laws or regulations that could reduce the growth, popularity, or use of the Internet, including laws or practices limiting Internet neutrality, could decrease the demand for, or the usage of, Slack, increase our cost of doing business, and harm our results of operations. Changes in these laws or regulations could require us to modify Slack, or certain aspects of Slack, in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based products such as ours. In addition, the use of the Internet as a business tool could be harmed due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. Further, Slack depends on the quality of our users’ access to the Internet. Certain features of Slack require significant bandwidth and fidelity to work effectively. Internet access is frequently provided by companies that have significant market power that could take actions that degrade, disrupt or increase the cost of user access to Slack, which would negatively impact our business. The performance of the Internet and its acceptance as a business tool has been harmed by “viruses,” “worms” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet is adversely affected by these issues, demand for Slack could decline and our business could be harmed.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, during our transition to a public company, we worked to improve the controls around our key accounting processes and our quarterly close process, we implemented a number of new systems to supplement our core enterprise resource planning, or ERP, system as part of our control environment, and we hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures and key metrics may be useful in evaluating our operating performance. We present certain non-GAAP financial measures and key metrics in this Annual Report on Form 10-K and intend to continue to present certain non-GAAP financial measures and key metrics in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures and key metrics could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange, or the NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the market price of our Class A common stock.
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

In fiscal year 2019, we implemented a new enterprise resource planning system, and if this new system proves ineffective or if we experience issues with the transition, we may be unable to timely or accurately prepare financial reports, make payments to our suppliers and employees, or invoice and collect from our users.
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
GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. As an “emerging growth company,” we are allowed under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to take advantage of this extended transition period under the JOBS Act with respect to accounting pronouncements in the past and, while we qualify for this extended transition period, may do so again in the future. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, including the estimation of fair value of common stock, valuation of strategic investments, period of benefit for deferred costs, and uncertain tax positions. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, was enacted, which contains significant changes to U.S. tax law. The impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. We do not currently anticipate that these changes will have a material impact on our consolidated financial statements. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition.
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
Our ability to use our net operating loss carryforwards and certain other tax attributes, such as research and development tax credits, may be subject to annual limitations, or other limitations, due to ownership change provisions under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and other similar provisions. Under the Code, if a corporation undergoes an “ownership change”, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change taxable income or tax liability may be limited. In addition, for net operating loss carryforwards generated in tax years beginning after December 31, 2017, the Tax Act limits our ability to utilize such carryforwards to 80% of our taxable income. These net operating losses can be carried forward indefinitely but the Tax Act generally eliminates the ability to carry these losses back to prior taxable years. For these reasons, we may not be able to realize a tax benefit from the use of our net operating losses even if we attain profitability.
Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock may be volatile and may decline regardless of our operating performance.
Prior to the listing of our Class A common stock, there was no public market for shares of our Class A common stock. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock may be subject to wide fluctuations in response to the risk factors described in this Annual Report on Form 10-K and others beyond our control, including:

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

•
announcements by us or our competitors of significant innovations, new products, user metrics, new customers, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments;

•
new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to law enforcement, data privacy, technology import and export, and cyber security in the U.S. or globally;

•	the number of shares of our Class A common stock publicly owned and available for trading;

•	lawsuits or claims threatened or filed against us;

•	other events or factors, including those resulting from war, incidents of terrorism, epidemics, or responses to these events; and

•	sales or expected sales of our Class A common stock by us, and our officers, directors, and principal stockholders.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the NYSE, including our directors, executive officers, and their respective affiliates. Further, the voting agreements between our Chief Executive Officer, Stewart Butterfield, and certain stockholders have the effect of concentrating voting power with our Chief Executive Officer. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock, which is listed on the NYSE, has one vote per share. As of January 31, 2020, our directors, executive officers and their respective affiliates beneficially held in the aggregate 65.7% of the voting power of our capital stock, including the shares covered by voting agreements in favor of Stewart Butterfield. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until June 2029, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. Further, as a result of voting agreements between Stewart Butterfield, our co-founder, Chairman of the board of directors, and Chief Executive Officer, and each of our three other co-founders, and the shares he holds, Mr. Butterfield will be able to exercise voting rights with respect to an aggregate of 79,268,320 shares of Class B common stock and 1,366,235 shares of Class A common stock, which together represents approximately 34.4% of the voting power of our outstanding capital stock as of January 31, 2020. As a director and officer, Mr. Butterfield owes a fiduciary duty to our stockholders to act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Butterfield is entitled to vote his shares, and shares over which he has voting control as a result of voting agreements, in his own interests, which may not always be in the interests of our stockholders generally.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur in large quantities, could cause the market price of our Class A common stock to decline. As of January 31, 2020, we had 360,556,990 shares of Class A common stock outstanding and 194,802,838 shares of Class B common stock outstanding.
The shares of common stock subject to outstanding options and RSU awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144. In addition, certain holders of our common stock will have rights, subject to some conditions, to require us to file registration statements for the public resale of shares of Class A common stock or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
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
We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit and risk committee and compensation committee, and qualified executive officers.
As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties, or make it more difficult for us to successfully defend or prosecute pending litigation, regardless of the merits of our defenses or claims. If such claims against us are successful, or valid claims of ours fail, our business, results of operations, and financial condition could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.
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

Nothing in our amended and restated bylaws precludes stockholders that assert claims under the Securities Act of 1933, as amended, or the Securities Act, from bringing such claims in state or federal court, subject to applicable law.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in San Francisco, California, and covers 228,998 square feet pursuant to a lease that expires in 2028 and 210,573 square feet pursuant to a lease that expires in 2030. We also lease and purchase service memberships to additional facilities in San Francisco, California; Denver, Colorado; New York, New York; Chicago, Illinois; Dublin, Ireland; London, United Kingdom; Toronto, Canada; Vancouver, Canada; Melbourne, Australia; Sydney, Australia; Tokyo, Japan; Osaka, Japan; Pune, India; Munich, Germany; Seoul, South Korea; and Paris, France.
We lease or purchase service memberships to all of our facilities and do not own any real property. We believe that our facilities are generally suitable to meet our current needs. We intend to expand our facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.
ITEM 3. LEGAL PROCEEDINGS
Beginning in September 2019, seven purported class action lawsuits were filed against us, our directors, certain of our officers, and certain investment funds associated with certain of our directors, each alleging violations of securities laws in connection with our registration statement on Form S-1 filed with the SEC. Six of these lawsuits were filed in the Superior Court of California for the County of San Mateo and one of these lawsuits was filed in the U.S. District Court for the Northern District of California, or the Federal Action. In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, a lead plaintiff has been appointed and the operative complaint was filed in January 2020. The Company and the other defendants have filed a motion to dismiss the complaint, which is scheduled to be heard in March 2020. The six state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370, or the State Court Action. The operative complaint was filed in the State Court Action in December 2019, and the Company and the other defendants’ demurrers to the complaint are scheduled to be heard in April 2020. We believe these lawsuits are without merit and we intend to vigorously defend them.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Class A Common Stock
Our Class A common stock has been listed on the NYSE, under the symbol “WORK” since June 20, 2019. Prior to that date, there was no public trading market for our Class A common stock.
Holders of Record
As of February 28, 2020, there were 128 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant. In addition, the terms of our revolving credit facility place certain limitations on the amount of cash dividends we can pay, even if no amounts are currently outstanding.
Securities Authorized for Issuance under Equity Compensation Plans
See the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The following graph compares the cumulative total stockholder return on our Class A common stock from June 20, 2019 (the date our Class A common stock commenced trading on the NYSE) through January 31, 2020 with the cumulative total return of the Standard & Poor's 500 Index and Standard & Poor’s Information Technology Index over the same period. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor’s Information Technology Index assume reinvestment of dividends. The graph uses the closing market price on June 20, 2019 of $38.62 per share as the initial value of our Class A common stock. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Company/Index	Base period 6/20/2019	7/31/2019	10/31/2019	1/31/2020
Slack Technologies, Inc.	$100.00	$86.54	$56.97	$53.68
S&P 500 Index	100.00	100.89	102.82	109.18
S&P 500 Information Technology Index	100.00	102.59	106.20	121.16
Unregistered Sales of Equity Securities
From February 1, 2019 through June 7, 2019 (the date of the filing of our registration statement on Form S-8), we granted to our employees, consultants, and other service providers options to purchase an aggregate of 3,662,500 shares of Class B common stock under our 2009 Stock Plan, or our 2009 Plan, at exercise prices ranging from $10.56 to $16.93 per share.
From February 1, 2019 through June 7, 2019 (the date of the filing of our registration statement on Form S-8), we issued and sold to our employees, consultants, and other service providers an aggregate of 3,092,141 shares of Class B common stock upon the exercise of options under our 2009 Plan, at exercise prices ranging from $0.14 to $4.24 per share, for a weighted-average exercise price of $1.12.
From February 1, 2019 through June 7, 2019 (the date of the filing of our registration statement on Form S-8), we granted to our employees, consultants, and other service providers RSUs representing an aggregate of 19,391,942 shares of our Class B common stock under our 2009 Plan.
From February 1, 2019 through June 7, 2019 (the date of the filing of our registration statement on Form S-8), we granted to our employees, consultants, and other service providers restricted stock awards, or RSAs, covering an aggregate of 505,000 shares of Class B common stock, under our 2009 Plan.
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
Issuer Purchases of Equity Securities
None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended January 31, 2020, 2019, and 2018 and the consolidated balance sheet data as of January 31, 2020 and 2019, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended January 31, 2017 and the consolidated balance sheet data as of January 31, 2018 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and are qualified in their entirety by the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,
	2020	2019	2018	2017
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$630,422	$400,552	$220,544	$105,153
Cost of revenue (1)	97,191	51,301	26,364	15,517
Gross profit	533,231	349,251	194,180	89,636
Operating expenses:
Research and development (1)	457,364	157,538	141,350	96,678
Sales and marketing (1)	402,780	233,191	140,188	104,006
General and administrative (1)	261,365	112,730	56,493	37,455
Total operating expenses	1,121,509	503,459	338,031	238,139
Loss from operations	(588,278)	(154,208)	(143,851)	(148,503)
Other income (expense), net	20,510	16,146	4,581	1,749
Loss before income taxes	(567,768)	(138,062)	(139,270)	(146,754)
Provision for income taxes	589	840	793	155
Net loss	(568,357)	(138,902)	(140,063)	(146,909)
Net income (loss) attributable to noncontrolling interest (2)	2,701	1,781	22	(45)
Net loss attributable to Slack	(571,058)	(140,683)	(140,085)	(146,864)
Less: Deemed dividends to preferred stockholders	—	—	40,883	—
Net loss attributable to Slack common stockholders	$(571,058)	$(140,683)	$(180,968)	$(146,864)
Basic and diluted net loss per share:
Net loss per share attributable to Slack common stockholders, basic and diluted	$(1.43)	$(1.16)	$(1.47)	$(1.28)
Weighted-average shares used in computing net loss per share attributable to Slack common stockholders, basic and diluted	399,461	121,732	122,865	114,887

__________________

(1)	Includes stock-based compensation as follows:

	Year Ended January 31,
	2020	2019	2018	2017
	(In thousands)
Cost of revenue	$16,013	$732	$491	$630
Research and development	226,507	9,948	35,260	34,546
Sales and marketing	98,797	2,677	8,044	9,744
General and administrative	85,207	9,775	4,288	5,171
Total stock-based compensation	$426,524	$23,132	$48,083	$50,091
In fiscal year 2020, we recorded cumulative stock-based compensation of $245.1 million for all outstanding RSUs as the performance vesting condition was satisfied upon the completion of our direct listing of our Class A common stock, or the Direct Listing. Stock-based compensation for fiscal years 2020, 2019, 2018, and 2017 included compensation expense of $0, $14.8 million, $0, and $26.5 million, respectively, related to secondary sales of common stock by certain of our current and former employees and $0, $0, $39.4 million, and $8.0 million, respectively, related to cash payments attributable to tender offers and repurchases for our outstanding common stock.

(2)	Our consolidated financial statements include our majority-owned subsidiary, Slack Fund. The ownership interest of minority investors in Slack Fund is recorded as a noncontrolling interest.

	As of January 31,
	2020	2019	2018
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$768,592	$841,071	$548,761
Working capital	450,463	650,324	440,258
Total assets	1,441,706	1,198,956	697,780
Total deferred revenue	376,714	241,873	125,453
Convertible preferred stock (1)	—	1,392,101	965,221
Total stockholders’ equity	723,899	841,606	519,288
__________________

(1)	Prior to the completion of the Direct Listing in fiscal year 2020, all of the 373.4 million shares of convertible preferred stock converted into an equivalent number of shares of Class B common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As described in the section titled “Note About Forward-Looking Statements,” this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under the section titled “Risk Factors” or in other parts of this Annual Statement on Form 10-K. Our fiscal year ends January 31.
Overview
Slack is a new layer of the business technology stack where people can work together more effectively, connect all their other software tools and services, and find the information they need to do their best work. Slack has very general and broad applicability. It is not aimed at any one specific purpose, but at nearly anything that people do together at work. Slack is used to review job candidates, coordinate election coverage, diagnose network problems, negotiate budgets, plan marketing campaigns, approve menus, and organize disaster response teams, along with countless other tasks.
Slack provides an easy way for users to share and aggregate information from other software, take action on notifications, and advance workflows in a multitude of third-party applications, over 2,000 of which are listed in the Slack App Directory. Developers have collectively created more than 620,000 third-party applications or custom integrations that were used in a typical week during the year ended January 31, 2020. Further, Slack’s platform capabilities extend beyond integrations with third-party applications and allow for easy integrations with an organization’s internally-developed software.
We generate revenue primarily from the sale of subscriptions for Slack. Paid customers typically pay on a monthly or annual basis, based on the number of users that they have on Slack. We offer four subscription plans to serve the varying needs of organizations on Slack: Free, Standard, Plus, and Enterprise Grid. We have a fair billing policy under which certain paid customers are charged a fee per user, and their billing is reconciled on a monthly or quarterly basis based on usage. As part of this policy, these paid customers are entitled to a credit if they have not used the entirety of the contracted number of users for which they have paid during the contractual term of the arrangement. Other paid customers have a type of subscription agreement where they are charged a fee based on the number of purchased user subscriptions, but billing is fixed and independent of usage.
We serve organizations of all sizes across various industries, ranging from software companies to consumer retail companies, financial services companies, and government entities. Slack is currently used in over 150 countries and available in eight languages (English (U.S.), English (U.K.), French, German, Japanese, Portuguese (Brazil), Spanish (Latin America), and Spanish (Spain)). In the years ended January 31, 2020, 2019 and 2018, 37%, 36%, and 34%, respectively, of our revenue was generated outside of the United States.
Our go-to-market approach combines a web-based, self-service approach with direct sales efforts that focus on growing users within larger organizations that generally already have Slack users and acquiring new large organizations as paid customers. We believe that these go-to-market approaches reinforce one another; self-service users often become leads for our direct sales force and users within larger enterprises create organic awareness of Slack inside and outside of their organizations. We complement these activities with an obsessive focus on customer experience and customer success to support the growth of the number of users on free and paid subscriptions.
We have experienced rapid growth in recent periods. Our revenue was $630.4 million, $400.6 million, and $220.5 million for the years ended January 31, 2020, 2019, and 2018, respectively, representing annual growth of 57% and 82%, respectively. We generated net losses for the years ended January 31, 2020, 2019, and 2018 of $571.1 million,$140.7 million, and $181.0 million, respectively, which included $426.5 million, $23.1 million, and $48.1 million, respectively, of stock-based compensation. Our net losses excluding the impact from stock-based compensation have been decreasing as a percentage of revenue over time as revenue growth has outpaced the growth in operating expenses. We plan to continue to invest in adding organizations to Slack in order to increase our revenues, decrease our operating losses, and eventually reach profitability. However, there can be no guarantee as to when we will eventually reach profitability, if at all.
Direct Listing
On June 20, 2019, we completed our Direct Listing on the NYSE. Our outstanding RSUs had a performance vesting condition that was satisfied upon the completion of the Direct Listing. In connection with this vesting event, we recorded cumulative stock-based compensation of $245.1 million on June 20, 2019. In addition, we incurred nonrecurring fees related to financial advisory services, audit, and legal expenses in connection with the Direct Listing and recorded $30.4 million in general and administrative expense for the year ended January 31, 2020.
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

	As of January 31,
	2020	2019	2018
Paid Customers	110,000	88,000	59,000
Paid Customers >$100,000	893	575	298
Net Dollar Retention Rate	132%	143%	152%
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
Paid Customers >$100,000
We focus on growing the number of Paid Customers >$100,000 as a measure of our ability to scale with organizations on Slack and attract larger organizations to Slack. We believe that our ability to increase the number of Paid Customers >$100,000 is a key indicator for important components of the growth of our business, including our success in expanding the number of users within a Paid Customer, providing the functionality required by large organizations and developing our direct sales force. In fiscal years 2020, 2019, and 2018, approximately 46%, 40%, and 32%, respectively, of our revenue was generated from our Paid Customers >$100,000.
We define Paid Customers >$100,000 as those organizations on a paid subscription plan that had more than $100,000 in ARR as of a period end. ARR is based on monthly recurring revenue, or MRR, for the most recent month at period end, multiplied by twelve. For Paid Customers that have a type of subscription agreement where billing is reconciled on a monthly or quarterly basis based on usage, MRR is calculated by multiplying the monthly subscription price, inclusive of discounts, by the number of active subscriptions as of the month end. For Paid Customers that have a type of subscription agreement where billing is fixed and independent of usage, MRR is calculated by multiplying the monthly subscription price, inclusive of discounts, by the number of purchased subscriptions.

Net Dollar Retention Rate
We disclose Net Dollar Retention Rate as a supplemental measure of our organic revenue growth. We believe Net Dollar Retention Rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain, and grow revenue from, our Paid Customers.
We calculate Net Dollar Retention Rate as of a period end by starting with the MRR from all Paid Customers as of twelve months prior to such period end, or Prior Period MRR. We then calculate the MRR from these same Paid Customers as of the current period end, or Current Period MRR. Current Period MRR includes expansion within Paid Customers and is net of contraction or attrition over the trailing twelve months, but excludes revenue from new Paid Customers in the current period, including those organizations that were only on Free subscription plans in the prior period and converted to paid subscription plans during the current period. We then divide the total Current Period MRR by the total Prior Period MRR to arrive at our Net Dollar Retention Rate. Our Net Dollar Retention Rate has declined from 152% as of January 31, 2018 to 143% as of January 31, 2019 to 132% as of January 31, 2020 as our base of revenue has grown the past few years and our penetration within existing, long-term Paid Customers has increased. Our Net Dollar Retention Rate will fluctuate in future periods due to a number of factors, including the growing level of our revenue base, the level of penetration within our Paid Customer base, expansion of products and features, and our ability to retain our Paid Customers.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the below non-GAAP measures are useful in evaluating our operating performance. We use the below non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance, and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

	Year Ended January 31,
	2020	2019	2018
	(In thousands)
Calculated Billings	$765,263	$516,972	$289,013

Free Cash Flow	$(62,015)	$(97,239)	$(57,661)
Tender offer payments and repurchases deemed compensation(1)	—	—	39,374
Adjusted Free Cash Flow	$(62,015)	$(97,239)	$(18,287)
__________________

(1)
In fiscal year 2018, we made cash payments of $39.4 million attributable to tender offers and repurchases for our outstanding common stock, which was accounted for as compensation. Adjusted Free Cash Flow has been shown here as adjusted for these cash payments. We have adjusted our Free Cash Flow for these payments because we do not expect them to occur when we are a public company so we believe that this provides greater comparability across periods.

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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to Calculated Billings, for each of the periods presented:

	Year Ended January 31,
	2020	2019	2018
	(In thousands)
Revenue	$630,422	$400,552	$220,544
Add: Total deferred revenue, end of year	376,714	241,873	125,453
Less: Total deferred revenue, beginning of year	(241,873)	(125,453)	(56,984)
Calculated Billings	$765,263	$516,972	$289,013
Free Cash Flow and Adjusted Free Cash Flow
Free Cash Flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less purchases of property and equipment. Adjusted Free Cash Flow is a non-GAAP financial measure that we calculate as Free Cash Flow plus cash payments attributable to tender offers and repurchases for our outstanding common stock, which was accounted for as compensation. We believe that Free Cash Flow and Adjusted Free Cash Flow are useful indicators of liquidity that provide information to management and investors about the amount of cash generated from our core operations that, after the purchases of property and equipment, can be used for strategic initiatives, including investing in our business, making strategic acquisitions, and strengthening our balance sheet. We have adjusted our Free Cash Flow by the amount of cash payments attributable to tender offers and repurchases, which was accounted for as compensation because we do not expect such payments to occur when we are public company so we believe that this provides greater comparability across periods. Free Cash Flow and Adjusted Free Cash Flow have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of other GAAP financial measures, such as net cash provided by operating activities. Some of the limitations of Free Cash Flow and Adjusted Free Cash Flow are that these metrics do not reflect our future contractual commitments and may be calculated differently by other companies in our industry, limiting their usefulness as comparative measures. We expect our Free Cash Flow and Adjusted Free Cash Flow to fluctuate in future periods as we invest in our business to support our plans for growth. These activities, along with certain increased operating expenses as described below, may result in a decrease in Free Cash Flow and Adjusted Free Cash Flow, each as a percentage of revenue in future periods. We do not expect to use Adjusted Free Cash Flow as a metric for periods now that we have become a public reporting company.

The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Free Cash Flow and Adjusted Free Cash Flow, for each of the periods presented:

	Year Ended January 31,
	2020	2019	2018
	(In thousands)
Net cash used in operating activities	$(12,389)	$(41,059)	$(35,617)
Purchases of property and equipment	(49,626)	(56,180)	(22,044)
Free Cash Flow	(62,015)	(97,239)	(57,661)
Tender offer payments and repurchases deemed compensation(1)	—	—	39,374
Adjusted Free Cash Flow	$(62,015)	$(97,239)	$(18,287)
Net cash provided by (used in) investing activities	$330,128	$(333,421)	$(240,436)
Net cash provided by financing activities	$18,490	$437,677	$297,035
__________________

(1)
In fiscal year 2018, we made cash payments of $39.4 million attributable to tender offers and repurchases for our outstanding common stock, which was accounted for as compensation. Adjusted Free Cash Flow has been shown here as adjusted for these cash payments. We have adjusted our Free Cash Flow for these payments because we do not expect them to occur now that we have become a public company, so we believe that this provides greater comparability across periods.

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
Overhead Allocation and Employee Compensation Costs
We allocate shared costs, such as facilities (including rent, utilities, and depreciation on equipment shared by all departments) and information technology (IT) costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category. Employee compensation costs, or personnel costs, include salaries, bonuses, benefits, and stock-based compensation for cost of revenue and each operating expense category and also includes sales commissions for sales and marketing.
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
General and Administrative. General and administrative expenses consist primarily of personnel costs for our finance and accounting, legal, human resources, and other administrative teams as well as for certain executives and professional fees, including audit, legal, and recruiting services. We expect to increase the size of our general and administrative function to support the growth of our business. We also expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses in the areas of insurance, investor relations, and professional services. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. We expect, however, that our general and administrative expenses will decrease as a percentage of our revenues over time, although the percentage may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our general and administrative expenses.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents, and marketable securities, gains or losses on foreign currency exchange, and the change in fair value of our strategic investments.
Provision for Income Taxes
Provision for income taxes consists primarily of U.S. federal, state income taxes, and income taxes in certain foreign jurisdictions in which we conduct business. Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented other than provisions for foreign income tax. As of January 31, 2020, we had net operating loss carryforwards for both federal and state income tax purposes of $1.5 billion and $1.2 billion, respectively. We also had federal research and development tax credit carryforwards of $99.5 million and state research and development tax credit carryforwards of $54.0 million.
Since the realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain, we have recorded a valuation allowance of $611.0 million as of January 31, 2020, against our net deferred tax asset balance of $612.5 million. If not utilized, a portion of the federal and state net operating loss and tax credit carryforwards will begin to expire in 2029. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation that is applicable if we experience an “ownership change” through a change in significant stockholder allocation or equity structure.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended January 31,
	2020	2019	2018
	(In thousands)
Revenue	$630,422	$400,552	$220,544
Cost of revenue(1)	97,191	51,301	26,364
Gross profit	533,231	349,251	194,180
Operating expenses:
Research and development(1)	457,364	157,538	141,350
Sales and marketing(1)	402,780	233,191	140,188
General and administrative(1)	261,365	112,730	56,493
Total operating expenses	1,121,509	503,459	338,031
Loss from operations	(588,278)	(154,208)	(143,851)
Other income (expense), net	20,510	16,146	4,581
Loss before income taxes	(567,768)	(138,062)	(139,270)
Provision for income taxes	589	840	793
Net loss	(568,357)	(138,902)	(140,063)
Net income attributes to noncontrolling interest(2)	2,701	1,781	22
Net loss attributable to Slack	(571,058)	(140,683)	(140,085)
Less: Deemed dividends to preferred stockholders	—	—	40,883
Net loss attributable to Slack common stockholders	$(571,058)	$(140,683)	$(180,968)
__________________

(1)	Includes stock-based compensation as follows:

	Year Ended January 31,
	2020	2019	2018
	(In thousands)
Cost of revenue	$16,013	$732	$491
Research and development	226,507	9,948	35,260
Sales and marketing	98,797	2,677	8,044
General and administrative	85,207	9,775	4,288
Total stock-based compensation	$426,524	$23,132	$48,083

(2)	Our consolidated financial statements include our majority-owned subsidiary, Slack Fund. The ownership interest of minority investors in Slack Fund is recorded as a noncontrolling interest.

	Year Ended January 31,
	2020	2019	2018
	(as a % of revenue)
Revenue	100%	100%	100%
Cost of revenue	15	13	12
Gross profit	85	87	88
Operating expenses:
Research and development	73	39	64
Sales and marketing	64	58	63
General and administrative	41	28	26
Total operating expenses	178	125	153
Loss from operations	(93)	(38)	(65)
Other income (expense), net	3	4	2
Loss before income taxes	(90)	(34)	(63)
Provision for income taxes	—	1	1
Net loss	(90)	(35)	(64)
Net income attributable to noncontrolling interest	—	—	—
Net loss attributable to Slack	(90)	(35)	(64)
Less: Deemed dividends to preferred stockholders	—	—	18
Net loss attributable to Slack common stockholders	(90)%	(35)%	(82)%
Comparison of the Years Ended January 31, 2020 and 2019
Revenue and Cost of Revenue

	Year Ended January 31,
	2020	2019	$ Change	% change
	(In thousands)
Revenue	$630,422	$400,552	$229,870	57%
Cost of revenue	97,191	51,301	45,890	89
Gross profit	$533,231	$349,251	$183,980	53
Revenue increased $229.9 million, or 57%, for the year ended January 31, 2020 compared to the year ended January 31, 2019. The increase in revenue was primarily due to expansion within our existing Paid Customers, as reflected by our Net Dollar Retention Rate of 132% as of January 31, 2020, and the addition of new Paid Customers, as our number of Paid Customers increased by 25% in the year ended January 31, 2020 compared to the prior year. In addition, revenue generated from Paid Customers > $100,000 in the year ended January 31, 2020 increased to 46% compared to 40% in the year ended January 31, 2019.
Cost of revenue increased $45.9 million, or 89%, for the year ended January 31, 2020 compared to the year ended January 31, 2019. The increase was primarily due to a $16.4 million increase in stock-based compensation and related employer payroll taxes, driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019. The increase was also driven by a $12.4 million increase in third-party hosting costs as the number of organizations on, and usage of, Slack in general increased, an $8.8 million increase in personnel costs related to increased headcount, and a $3.9 million increase in facility- and IT-related overhead costs to support our headcount growth and the continued development and scalability of Slack.

Operating Expenses

	Year Ended January 31,
	2020	2019	$ Change	% change
	(In thousands)
Operating expenses:
Research and development	$457,364	$157,538	$299,826	190%
Sales and marketing	402,780	233,191	169,589	73
General and administrative	261,365	112,730	148,635	132
Total operating expenses	$1,121,509	$503,459	$618,050	123
Research and Development
Research and development expenses increased $299.8 million, or 190%, for the year ended January 31, 2020 compared to the year ended January 31, 2019. The increase was primarily due to a $231.1 million increase in stock-based compensation and related employer payroll taxes, driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019. The increase was also driven by a $50.0 million increase in personnel costs related to increased headcount, and a $10.7 million increase in facility- and IT-related overhead costs to support our headcount growth and the continued development and scalability of Slack.
Sales and Marketing
Sales and marketing expenses increased $169.6 million, or 73%, for the year ended January 31, 2020 compared to the year ended January 31, 2019. The increase was primarily due to a $101.8 million increase in stock-based compensation and related employer payroll taxes, driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019. Personnel costs, which include customer experience and infrastructure employee costs for users of our free version, increased by $47.7 million related to increased sales and marketing headcount to support our growth. The increase was also driven by a $16.2 million increase in facility- and IT-related overhead costs to support our headcount growth, a $9.9 million increase in third-party hosting costs for users on a Free subscription plan of Slack due to continuing growth in our user base, and a $6.7 million increase in travel related costs due to increased sales activities. These increases were partially offset by a decrease in marketing expenses of $14.4 million due primarily to reduced spending on advertising by $23.6 million, partially offset by increased public relations, marketing content, and business development programs of $8.7 million, including Frontiers, our annual user conference.
General and Administrative
General and administrative expenses increased $148.6 million, or 132%, for the year ended January 31, 2020 compared to the year ended January 31, 2019. The increase was primarily due to an $80.9 million increase in stock-based compensation and related employer payroll taxes, driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019. The increase was also driven by one-time fees of $30.4 million related to financial advisory services, audit, and legal expenses in connection with the Direct Listing, a $23.7 million increase in personnel costs related to increases in our administrative, finance and accounting, legal, IT, and human resources headcount, and a $4.3 million increase in facility- and IT-related overhead costs due to additional headcount.
Other Income (Expense), Net
Other income (expense), net was $20.5 million for the year ended January 31, 2020, an increase of $4.4 million from the year ended January 31, 2019. The increase in other income (expense), net was primarily due to an increase in interest income of $2.8 million due to overall increase in cash, cash equivalents, and marketable securities and a net increase in realized and unrealized gains from our strategic investments of $1.9 million.

Provision for Income Taxes
The provision for income taxes was $0.6 million for the year ended January 31, 2020, a decrease of $0.3 million from the year ended January 31, 2019, primarily related to the tax benefit resulting from stock-based compensation in our foreign jurisdictions.
Comparison of the Years Ended January 31, 2019 and 2018
Revenue and Cost of Revenue

	Year Ended January 31,
	2019	2018	$ Change	% change
	(In thousands)
Revenue	$400,552	$220,544	$180,008	82%
Cost of revenue	51,301	26,364	24,937	95
Gross profit	$349,251	$194,180	$155,071	80
Revenue increased $180.0 million, or 82%, for the year ended January 31, 2019 compared to the year ended January 31, 2018. The increase in revenue was primarily due to expansion within our existing Paid Customers, as reflected by our Net Dollar Retention Rate of 143% as of January 31, 2019, and the addition of new Paid Customers, as our number of Paid Customers increased by 49% in the year ended January 31, 2019 compared to the prior year.
Cost of revenue increased $24.9 million, or 95%, for the year ended January 31, 2019 compared to the year ended January 31, 2018. The increase was primarily due to an $11.2 million increase in third-party hosting costs as the number of organizations on, and usage of, Slack in general increased, an $8.3 million increase in personnel and related costs, a $2.7 million increase in facility- and IT-related overhead costs due to additional headcount to support the growth in organizations on Slack, and a $2.4 million increase in credit card payment processing fees as the volume of sales transactions increased.
Operating Expenses

	Year Ended January 31,
	2019	2018	$ Change	% change
	(In thousands)
Operating expenses:
Research and development	$157,538	$141,350	$16,188	11%
Sales and marketing	233,191	140,188	93,003	66
General and administrative	112,730	56,493	56,237	100
Total operating expenses	$503,459	$338,031	$165,428	49
Research and Development
Research and development expenses increased $16.2 million, or 11%, for the year ended January 31, 2019 compared to the year ended January 31, 2018. The increase was primarily due to a $6.9 million increase in personnel costs, primarily attributable to a 36% increase in research and development headcount, a $6.4 million increase in facility- and IT-related overhead costs to support our headcount growth and the continued development and scalability of Slack, and a $2.5 million increase in contracted workers to supply additional workforce.
Sales and Marketing
Sales and marketing expenses increased $93.0 million, or 66%, for the year ended January 31, 2019 compared to the year ended January 31, 2018. The increase was primarily due to the substantial expansion of our sales force and marketing programs, including a $34.9 million increase in marketing expenses associated with higher advertising, brand marketing, and promotional activities. Personnel costs, which include customer experience and infrastructure employee costs for users of our free version, also increased $30.2 million as we increased our sales and marketing headcount by 77% due to the need to support our growth. In addition, facility- and IT-related overhead costs increased $10.3 million to support our headcount growth. Further, third-party hosting costs for users on a Free subscription plan of Slack increased $9.5 million primarily due to continuing growth in our user base.
General and Administrative
General and administrative expenses increased $56.2 million, or 100%, for the year ended January 31, 2019 compared to the year ended January 31, 2018. The increase was primarily due to a $27.1 million increase in personnel costs primarily attributable to a 74% increase in our administrative, finance and accounting, legal, and human resources headcount, a $15.6 million increase in third-party professional service expenses to support our growth, and a $7.6 million increase in facility- and IT-related overhead costs due to additional headcount. In addition, we recorded a $2.3 million loss on disposals of property and equipment associated with office equipment and furniture and fixtures located at our previous headquarters facility.
Other Income (Expense), Net
Other income (expense), net was $16.1 million for the year ended January 31, 2019, an increase of $11.6 million from the year ended January 31, 2018. The increase in other income (expense), net was primarily due to an increase in interest income of $9.6 million on marketable securities and an increase in fair market value of our strategic investments of $3.7 million, partially offset by increased net foreign exchange losses of $1.4 million.
Provision for Income Taxes
The provision for income taxes was consistent at $0.8 million for the year ended January 31, 2019 and January 31, 2018.

Quarterly Results of Operations
The following tables set forth our unaudited quarterly statements of operations data for each of the eight quarters ended January 31, 2020, as well as the percentage of revenue that each line item represents for each quarter. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results of operations are not necessarily indicative of our future results of operations that may be expected for any future period.

	Three Months Ended
	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018
	(In thousands)
Revenue	$181,903	$168,725	$144,973	$134,821	$121,967	$105,648	$92,018	$80,919
Cost of revenue(1)	24,371	23,140	31,106	18,574	16,299	13,540	11,361	10,101
Gross profit	157,532	145,585	113,867	116,247	105,668	92,108	80,657	70,818
Operating expenses:
Research and development(1)	93,639	94,853	217,769	51,103	45,956	40,990	35,182	35,410
Sales and marketing(1)	103,340	96,210	136,392	66,838	69,783	67,687	53,553	42,168
General and administrative(1)	51,741	49,524	123,356	36,744	33,369	34,185	25,608	19,568
Total operating expenses	248,720	240,587	477,517	154,685	149,108	142,862	114,343	97,146
Loss from operations	(91,188)	(95,002)	(363,650)	(38,438)	(43,440)	(50,754)	(33,686)	(26,328)
Other income (expense), net	3,187	7,135	3,111	7,077	8,883	3,376	2,085	1,802
Loss before income taxes	(88,001)	(87,867)	(360,539)	(31,361)	(34,557)	(47,378)	(31,601)	(24,526)
Provision for (benefit from) income taxes	1,093	(101)	(923)	520	87	318	85	350
Net loss	(89,094)	(87,766)	(359,616)	(31,881)	(34,644)	(47,696)	(31,686)	(24,876)
Net income (loss) attributable to noncontrolling interest(2)	(91)	1,395	(54)	1,451	1,625	(24)	174	6
Net loss attributable to Slack	$(89,003)	$(89,161)	$(359,562)	$(33,332)	$(36,269)	$(47,672)	$(31,860)	$(24,882)
__________________

(1)	Includes stock-based compensation as follows:

	Three Months Ended
	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018
	(In thousands)
Cost of revenue	$2,342	$2,673	$10,952	$46	$31	$40	$58	$603
Research and development	33,390	40,077	151,405	1,635	2,077	3,532	944	3,395
Sales and marketing	16,005	17,638	64,772	382	998	227	248	1,204
General and administrative	11,500	13,473	58,658	1,576	1,755	6,716	388	916
Total stock-based compensation	$63,237	$73,861	$285,787	$3,639	$4,861	$10,515	$1,638	$6,118
In the second quarter of fiscal year 2020, we recorded cumulative stock-based compensation of $245.1 million related to all then-outstanding RSUs as the performance vesting condition was satisfied upon the completion of the Direct Listing. In the first, third and fourth quarters of fiscal year 2019, we recorded an additional compensation expense of $4.4 million, $7.9 million, and $2.5 million, respectively, related to secondary sales of Class B common stock by certain of our current and former employees.

(2)	Our consolidated financial statements include our majority-owned subsidiary, Slack Fund. The ownership interest of minority investors in Slack Fund is recorded as a noncontrolling interest.

	Three Months Ended
	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018
	(as a % of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	13	14	21	14	13	13	12	12
Gross profit	87	86	79	86	87	87	88	88
Operating expenses:
Research and development	52	56	151	38	38	39	39	44
Sales and marketing	57	57	94	50	57	64	58	52
General and administrative	28	29	85	27	28	32	28	24
Total operating expenses	137	142	330	115	123	135	125	120
Loss from operations	(50)	(56)	(251)	(29)	(36)	(48)	(37)	(32)
Other income (expense), net	2	4	2	6	8	3	3	2
Loss before income taxes	(48)	(52)	(249)	(23)	(28)	(45)	(34)	(30)
Provision (benefit) for income taxes	1	—	(1)	1	—	—	—	1
Net loss	(49)	(52)	(248)	(24)	(28)	(45)	(34)	(31)
Net income (loss) attributable to noncontrolling interest	—	1	—	1	2	—	1	—
Net loss attributable to Slack	(49)%	(53)%	(248)%	(25)%	(30)%	(45)%	(35)%	(31)%
Quarterly Trends
Revenue and Cost of Revenue
Our revenue increased sequentially for all periods presented primarily due to higher sales of subscriptions to both our existing and new Paid Customers. We have typically experienced larger billings in the fourth quarter of our fiscal year, though this seasonality is sometimes not immediately apparent in our revenue due to the fact that we recognize subscription revenue over the term of the contract.
Total cost of revenue increased sequentially for all periods presented, excluding the impact from stock-based compensation, primarily due to increases in personnel costs and third-party hosting costs necessary to support our growth in revenue.
Operating Expenses
Total operating expenses increased sequentially for all periods presented, excluding the impact from the Direct Listing related fees and stock-based compensation, primarily due to increases in employee headcount and the expansion of our business.
Liquidity and Capital Resources
As of January 31, 2020, our principal sources of liquidity were cash and cash equivalents of $499.0 million and marketable securities of $269.6 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and commercial paper. Marketable securities are comprised of commercial paper, U.S. agency securities, U.S. government securities, international government securities, and corporate bonds. Substantially all cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our convertible preferred stock and common stock and cash generated from the sale of our subscriptions.
We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1.2 billion as of January 31, 2020. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business.

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
Interest on borrowings under the revolving credit facility accrues at a variable rate tied to the prime rate or the LIBOR rate, plus the applicable margin, at our election. The margin is 0.25% in the case of prime rate loans and 1.25% in the case of LIBOR loans. Interest is payable quarterly in arrears. Pursuant to the terms of the revolving credit facility, we are required to pay an annual commitment fee that accrues at a rate of 0.10% per annum on the unused portion of the borrowing commitments under the revolving credit facility. In addition, we are required to pay a fee in connection with letters of credit issued and outstanding under the revolving credit facility that accrues at a rate of 1.25% per annum on the amount to be drawn under such letters of credit outstanding. There is an additional fronting fee of 0.125% per annum multiplied by the aggregate face amount of issued and outstanding letters of credit.
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness, create or incur liens, merge or consolidate with other companies, sell substantially all of our assets, liquidate or dissolve, make distributions to our equity holders or our subsidiaries’ equity interests, pay dividends, make redemptions and repurchases of stock, or engage in transactions with affiliates. In addition, the revolving credit facility contains financial covenants, including a minimum liquidity balance and a minimum revenue amount. We were in compliance with all covenants under the revolving credit facility as of January 31, 2020.
As of January 31, 2020, we had no amounts or letters of credit issued and outstanding under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $215.0 million as of January 31, 2020.
We believe that current cash, cash equivalents, marketable securities, and available borrowing capacity under the revolving credit facility will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our subscription growth rate, our Net Dollar Retention Rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and features, particularly for large organizations and for networks between organizations and the continuing market adoption of Slack. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors—Risks Related to Our Business—Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies and customer acquisition efforts in the future could reduce our ability to compete successfully and harm our results of operations.”

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2020	2019	2018
	(In thousands)
Net cash used in operating activities	$(12,389)	$(41,059)	$(35,617)
Net cash provided by (used in) investing activities	330,128	(333,421)	(240,436)
Net cash provided by financing activities	18,490	437,677	297,035
Net increase in cash, cash equivalents and restricted cash	$336,229	$63,197	$20,982
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
During the year ended January 31, 2020, operating activities used $12.4 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $568.4 million, impacted by $462.8 million of non-cash charges and $93.2 million of cash provided from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $426.5 million in stock-based compensation, $27.1 million of depreciation and amortization, $9.0 million of non-cash lease expenses, and $8.2 million of amortization of deferred contract acquisition costs, partially offset by a $5.6 million gain as a result of the change in fair value of our strategic investments, and a $2.2 million gain from net amortization of bond discounts on debt securities available for sale. The cash provided from changes in our operating assets and liabilities was primarily due to a $134.8 million increase in deferred revenue due to additional billings with new and existing paid customers and a $46.6 million increase in accounts payable, accrued expenses including compensation and benefits, and accrued expenses and other liabilities as a result of our increased spending and headcount associated with the growth of our business. These amounts were partially offset by a $58.2 million increase in accounts receivable reflecting increased billings, a $20.6 million increase in prepaid expenses and other assets mainly due to an increase in deferred contract acquisition costs, and $9.5 million of operating lease payments.
During the year ended January 31, 2019, operating activities used $41.1 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $138.9 million, impacted by $39.2 million non-cash charges and $58.6 million of cash provided from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $23.1 million in stock-based compensation, $16.8 million of depreciation and amortization, $3.2 million of amortization of deferred contract acquisition costs, and a $2.3 million loss on disposal of property and equipment, partially offset by a $3.7 million gain as a result of the change in fair value of our strategic investments and a $3.1 million gain from net amortization of bond discount on debt securities available for sale. The cash provided from changes in our operating assets and liabilities was primarily due to a $116.4 million increase in deferred revenue due to increased billings, and a $45.6 million increase in accounts payable, accrued expenses including compensation and benefits, and other liabilities as a result of our increased spending and headcount associated with the growth of our business. These amounts were partially offset by a $53.1 million increase in prepaid expenses and other assets mainly due to a $22.8 million increase in prepaid hosting services and a $12.7 million increase in deferred contract acquisition costs, and a $50.3 million increase in accounts receivable, reflecting increased billings.
During the year ended January 31, 2018, operating activities used $35.6 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $140.1 million, impacted by non-cash charges of $25.3 million, primarily consisting of $14.3 million of depreciation and amortization, $8.7 million in stock-based compensation, and $1.4 million of net amortization of bond premium on debt securities available for sale, and $79.1 million of cash provided from changes in our operating assets and liabilities. The cash provided from changes in our operating assets and liabilities was primarily due to a $68.5 million increase in deferred revenue due to increased billings, a $26.2 million increase in accounts payable, accrued expenses including compensation and benefits, and other liabilities as a result of our increased spending and headcount associated with the growth of our business, and a $6.4 million decrease in prepaid expenses and other assets. These amounts were partially offset by an increase in accounts receivable of $22.0 million reflecting increased billings.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities during the year ended January 31, 2020 was $330.1 million, which was primarily driven by sales and maturities of marketable securities of $683.7 million, partially offset by cash used to purchase marketable securities of $290.2 million, property and equipment of $49.6 million, and strategic investments of $14.1 million.
Net cash used in investing activities during the year ended January 31, 2019 was $333.4 million, which was primarily used to purchase marketable securities of $967.1 million, property and equipment of $56.2 million, business and intangible assets of $47.7 million, and strategic investments of $2.3 million, partially offset by sales and maturities of marketable securities of $738.9 million.
Net cash used in investing activities during the year ended January 31, 2018 was $240.4 million, which was primarily used to purchase marketable securities of $510.8 million, property and equipment of $22.0 million and strategic investments of $2.9 million, partially offset by sales and maturities of marketable securities of $295.2 million.
Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended January 31, 2020 was $18.5 million, primarily driven by the exercise of stock options to purchase common stock of $14.2 million, proceeds from employee purchases of common stock under the 2019 Employee Stock Purchase Plan, or the ESPP, of $7.4 million, and capital contributions from noncontrolling interest holders of $3.8 million, partially offset by a payment of contingent consideration for an acquisition of $5.0 million and distributions to noncontrolling interest holders of $1.4 million.
Net cash provided by financing activities for the year ended January 31, 2019 was $437.7 million, reflecting proceeds from issuance of convertible preferred stock of $426.9 million, proceeds from issuance of common stock to a third party of $6.1 million, and the exercise of stock options to purchase common stock of $4.8 million.
Net cash provided by financing activities for the year ended January 31, 2018 was $297.0 million, reflecting proceeds from issuance of convertible preferred stock of $412.4 million and the exercise of stock options to purchase common stock of $2.9 million, partially offset by repurchases of convertible preferred stock of $77.7 million and common stock of $40.5 million.
Contractual Obligations and Commitments
Our principal contractual commitments primarily consist of obligations under leases for office space and datacenter operations.
The following table summarizes our consolidated principal contractual cash obligations, as of January 31, 2020, and is supplemented by the discussion following the table:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease obligations(1)	$495,733	$37,633	$101,748	$102,096	$254,256
Hosting commitments(2)	162,500	50,000	100,000	12,500	—
Other commitments(3)	36,027	14,649	8,976	3,738	8,664
Total	$694,260	$102,282	$210,724	$118,334	$262,920

__________________

(1)	Consists of future non-cancelable minimum lease payments under operating leases for our offices.

(2)
In April 2018, we executed an amendment to our existing agreement with Amazon Web Services. The amended agreement was effective as of May 1, 2018 and continues through July 31, 2023. We have minimum annual commitments of $50.0 million each year of the agreement term for a total minimum commitment of $250.0 million.

(3)	Consists of future minimum payments under non-cancelable purchase commitments primarily related to IT operations, sales activities and acquisition related obligations.
In addition to the contractual obligations set forth above, as of January 31, 2020, we had $38.5 million in standby letters of credit outstanding related to our office facilities in San Francisco, California and Denver, Colorado.
Off-Balance Sheet Arrangements
As of January 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Significant Impacts of Stock-Based Compensation
Restricted Stock Units
We have granted RSUs to our employees and directors under our 2009 Plan and our 2019 Stock Option and Incentive Plan, or our 2019 Plan.
RSUs granted under the 2019 Plan have a service-based vesting condition, which is typically four years with a cliff vesting period of one year and continued vesting quarterly thereafter. We recognize stock-based compensation associated with the RSUs granted under the 2019 Plan ratably on a straight-line basis over the requisite service period.
RSUs granted under the 2009 Plan have both service-based and performance vesting conditions. The service-based vesting period for these awards is typically four years with a cliff vesting period of one year and continued vesting quarterly thereafter. Upon satisfaction of the performance vesting condition, RSUs for which the service-based condition has also been satisfied would vest immediately, and any remaining unvested RSUs would vest quarterly over the remaining service period. The performance vesting condition was satisfied on the completion of the Direct Listing. We recognize stock-based compensation associated with the RSUs granted under the 2009 Plan using the accelerated attribution method over the requisite service period.
Upon the completion of the Direct Listing, we recorded stock-based compensation related to RSUs using the accelerated attribution method, with a cumulative catch-up in the amount of $245.1 million attributable to service provided prior to such effective date.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
We believe that of our significant accounting policies, which are described in Note 1 to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
Under the JOBS Act, an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an “emerging growth company” to delay the adoption of new or revised accounting standards that have different transition dates for public and private companies until those standards would otherwise apply to private companies. We meet the definition of an “emerging growth company” and have elected to use this extended transition period. As a result of this election, our timeline to comply with these standards will in many cases be delayed as compared to other public companies that are not eligible to take advantage of this election or have not made this election. Therefore, our financial statements may not be comparable to those of companies that comply with the public company effective dates for these standards.
Revenue Recognition
We recognize revenue from contracts with organizations on a paid subscription plan using the five-step method described in Note 1 in our consolidated financial statements. We derive revenue from monthly, annual, and multi-year subscription fees earned from organizations on a paid subscription plan accessing Slack.
In our contracts, we typically have one performance obligation of providing access to Slack. On occasion, we also provide professional services to organizations on Slack, which are separate performance obligations. Professional services revenue has not been material to date.
In general, we satisfy our performance obligations over time as we provide the promised services to organizations on a paid subscription plan. We maintain a fair billing policy, under which certain organizations on a paid subscription plan are entitled to credit if they have not used the entirety of the contracted number of users for which they have paid during the contractual term of the arrangement. These credits, accounted for as a part of deferred revenue, may be carried over to offset future billings and are not refundable for cash. A majority of our contracts give a right to bill for additional usage, and this is deemed variable consideration. The variable consideration is allocated to the distinct day the services are completed, as services provided to the additional users are specific to the period that the usage occurs. To the extent that we believe it is probable that a significant reversal would not occur, an estimate is made for the revenue associated with incremental usage during a period. The incremental revenue recognized associated with these estimates has not been material through fiscal year 2020.
Deferred Contract Acquisition Costs
Sales commissions earned by our sales force are considered to be incremental and recoverable costs of obtaining a contract with a customer. As a result, sales commissions for new revenue contracts, including incremental sales to existing customers, are deferred and then amortized on a straight-line basis over a period of benefit, which we have determined to be generally four years. The period of benefit has been determined by considering factors such as historical customer attrition rates, the useful life of our technology, and the impact of competition in our industry as well as other factors.
Stock-Based Compensation
We measure compensation expense for all stock-based payment awards, including stock options, RSUs, RSAs, and purchase rights issued under the ESPP granted to employees, directors, and other service providers, based on the estimated fair value of the awards on the date of grant. The fair value of each stock option and purchase rights issued under the ESPP granted is estimated using the Black-Scholes option pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period, except for the RSUs granted under the 2009 Plan.
Under the 2009 Plan, we granted RSUs to our employees, directors and service providers with both a service-based vesting condition and a performance-based vesting condition. The service-based vesting period for these awards was typically four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The fair value of RSUs was estimated based on the fair market value of our common stock at the date of grant. On June 20, 2019, the performance vesting condition was satisfied upon the completion of the Direct Listing and as a result, we recorded cumulative stock-based compensation of $245.1 million related to all then-outstanding RSUs granted under the 2009 Plan. We recognize stock compensation associated with the RSUs granted under the 2009 Plan using the accelerated attribution method over the requisite service period.
Under the 2019 Plan, we grant RSUs to employees, directors and service providers with a service-based vesting condition. The service-based vesting period for these awards is typically four years with a cliff vesting period of one year and continued vesting quarterly thereafter.

Common Stock Valuations
The fair value of the common stock underlying our stock-based payment awards is determined by our board of directors, with input from management and reviews of third-party valuations, which are performed at least quarterly to determine the fair value of RSUs and RSAs and perform the fair value calculations with the Black-Scholes option-pricing model. We believe that our board of directors has the relevant experience and expertise to determine the fair value of our common stock. If stock-based payment awards were granted a short period of time prior to the date of a valuation report, we retrospectively assessed the fair value used for financial reporting purposes after considering the fair value reflected in the subsequent valuation report and other facts and circumstances on the date of grant as discussed below. Prior to the listing of our Class A common stock on the NYSE, given the absence of a public trading market for our common stock, the valuations of common stock were determined in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and our board of directors exercised reasonable judgment and considered numerous and subjective factors to determine the best estimate of fair value of our common stock, including the following factors:

•	the results of contemporaneous valuations performed at periodic intervals by an independent valuation firm;

•	the prices, rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;

•	the prices of our convertible preferred stock and common stock sold to investors in arms-length transactions or offered to investors through a tender offer;

•	our actual operating and financial performance and estimated trends and prospects for our future performance;

•	our stage of development;

•	the likelihood of achieving a liquidity event, such as an initial public offering, direct listing, or sale of our company, given prevailing market conditions;

•	the lack of marketability involving securities in a private company;

•	the market performance of comparable publicly traded companies; and

•	U.S. and global capital market conditions.
In valuing our common stock, our board of directors determined the equity value of our business generally using a weighting of the income and market approach valuation methods. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on our weighted-average cost of capital and are adjusted to reflect the risks inherent in our cash flows. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial forecasts to estimate the value of the subject company.
For valuations prior to January 31, 2018, the equity valuation was based on both the income and the market approach valuation methods. The Option Pricing Method, or OPM, was selected as the principal equity allocation method. When we had completed or were expecting to complete a preferred equity financing, the terms and pricing of the financing round were included in the analysis used to estimate our value and the value of our common stock. These methods were consistent with prior valuations.
For valuations as of and subsequent to January 31, 2018, where the company did not have a recent or expected arm’s length preferred equity financing, we have used a hybrid method utilizing a combination of the OPM and the probability-weighted expected return method, or PWERM, in estimating the value of our common stock. Using the PWERM, the value of our common stock is estimated based upon a probability-weighted analysis of varying values for our common stock assuming possible future events for our company, including a scenario of an IPO or a direct listing of our Class A common stock on an exchange and a scenario assuming continued operation as a private entity. When the company had a recent or expected arm’s length preferred equity financing, the results from the PWERM analysis were not inconsistent with the overall weighted value considering the terms and pricing of the preferred round of financing.
Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.
Our board of directors’ assessments of the fair value of our common stock for grant dates between the dates of an available third-party valuation report were based in part on the current available financial and operational information and the common stock value provided in the most recent available third-party valuation report as compared to the timing of each grant. For financial reporting purposes, we generally used a straight-line interpolation between the two dates of the valuation included in third-party valuation reports. This determination included an evaluation of whether the subsequent valuation report indicated that any significant change in valuation had occurred between the previous valuation and the grant date.
For valuations after the completion of the Direct Listing, our board of directors determines the fair value of each share of underlying Class A common stock based on the closing price of our Class A common stock as reported on the date of grant.
Recent Accounting Pronouncements
See the section titled “Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $499.0 million and marketable securities of $269.6 million as of January 31, 2020, which consisted of bank deposits, money market accounts, commercial paper, U.S. agency securities, U.S. government securities, international government securities, and corporate bonds. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
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
We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign currency exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SLACK TECHNOLOGIES, INC.
The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Slack Technologies, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Slack Technologies, Inc. and subsidiaries (the Company) as of January 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended January 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of November 1, 2019, due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 842, Leases.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
San Francisco, California
March 12, 2020

SLACK TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of January 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$498,999	$180,770
Marketable securities	269,593	660,301
Accounts receivable, net	145,844	87,438
Prepaid expenses and other current assets	55,967	54,213
Total current assets	970,403	982,722
Restricted cash	38,490	20,490
Strategic investments	28,814	12,334
Property and equipment, net	102,340	88,359
Operating lease right-of-use assets	197,830	—
Intangible assets, net	13,530	15,203
Goodwill	48,598	48,598
Other assets	41,701	31,250
Total assets	$1,441,706	$1,198,956
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,893	$16,613
Operating lease liability	30,465	—
Accrued compensation and benefits	65,196	46,151
Accrued expenses and other current liabilities	32,123	29,809
Deferred revenue	375,263	239,825
Total current liabilities	519,940	332,398
Operating lease liability, noncurrent	196,378	—
Deferred revenue, noncurrent	1,451	2,048
Other liabilities	38	22,904
Total liabilities	717,807	357,350
Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value: no shares authorized, issued and outstanding as of January 31, 2020; 390,589 shares authorized, 373,372 shares issued and outstanding, liquidation preference of $1,389,925 as of January 31, 2019	—	1,392,101
Common stock, $0.0001 par value: Class A common stock - 5,000,000 and 660,000 shares authorized as of January 31, 2020 and 2019,respectively, 360,557 and 896 shares issued and outstanding as of January 31, 2020 and 2019, respectively; Class B common stock - 700,000 and 650,000 shares authorized as of January 31, 2020 and 2019, respectively, 194,803 and 126,677 shares issued and outstanding as of January 31, 2020 and 2019, respectively	56	13
Additional paid-in-capital	1,945,446	105,633
Accumulated other comprehensive loss	(71)	(498)
Accumulated deficit	(1,236,621)	(665,563)
Total Slack Technologies, Inc. stockholders’ equity	708,810	831,686
Noncontrolling interest	15,089	9,920
Total stockholders’ equity	723,899	841,606
Total liabilities and stockholders’ equity	$1,441,706	$1,198,956
See accompanying notes to consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended January 31,
	2020	2019	2018
Revenue	$630,422	$400,552	$220,544
Cost of revenue	97,191	51,301	26,364
Gross profit	533,231	349,251	194,180
Operating expenses:
Research and development	457,364	157,538	141,350
Sales and marketing	402,780	233,191	140,188
General and administrative	261,365	112,730	56,493
Total operating expenses	1,121,509	503,459	338,031
Loss from operations	(588,278)	(154,208)	(143,851)
Other income (expense), net	20,510	16,146	4,581
Loss before income taxes	(567,768)	(138,062)	(139,270)
Provision for income taxes	589	840	793
Net loss	(568,357)	(138,902)	(140,063)
Net income attributable to noncontrolling interest	2,701	1,781	22
Net loss attributable to Slack	(571,058)	(140,683)	(140,085)
Less: Deemed dividends to preferred stockholders	—	—	40,883
Net loss attributable to Slack common stockholders	$(571,058)	$(140,683)	$(180,968)
Basic and diluted net loss per share:
Net loss per share attributable to Slack common stockholders, basic and diluted	$(1.43)	$(1.16)	$(1.47)
Weighted-average shares used in computing net loss per share attributable to Slack common stockholders, basic and diluted	399,461	121,732	122,865
See accompanying notes to consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended January 31,
	2020	2019	2018
Net loss	$(568,357)	$(138,902)	$(140,063)
Other comprehensive income (loss), net of tax:
Change in unrealized gain or loss on marketable securities	427	591	(677)
Other comprehensive income (loss), net of tax	427	591	(677)
Comprehensive loss	(567,930)	(138,311)	(140,740)
Comprehensive income attributable to noncontrolling interest	2,701	1,781	22
Comprehensive loss attributable to Slack	$(570,631)	$(140,092)	$(140,762)
See accompanying notes to consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2017	301,197	$589,709	125,678	$13	$60,766	$(412)	$(305,111)	$8,117	$353,082
Exercise of stock options	—	—	3,662	—	3,634	—	—	—	3,634
Vesting of early exercised stock options	—	—	—	—	480	—	—	—	480
Issuance of series G convertible preferred stock, net of issuance cost	24,718	229,648	—	—	—	—	—	—	229,648
Issuance of series G-1 convertible preferred stock, net of issuance cost	2,149	20,000	—	—	—	—	—	—	20,000
Issuance of series G-2 convertible preferred stock, net of issuance cost	17,241	150,000	—	—	—	—	—	—	150,000
Issuance of series G-3 convertible preferred stock, net of issuance cost	1,465	12,714	—	—	—	—	—	—	12,714
Repurchase of Class B common stock	—	—	(9,605)	(1)	(1,704)	—	(38,801)	—	(40,506)
Repurchase of series A convertible preferred stock	(458)	(44)	—	—	—	—	(3,787)	—	(3,831)
Repurchase of series D convertible preferred stock	(4,568)	(11,650)	—	—	—	—	(26,589)	—	(38,239)
Repurchase of series D-1 convertible preferred stock	(75)	(156)	—	—	—	—	(474)	—	(630)
Repurchase of series E convertible preferred stock	(4,186)	(25,000)	—	—	—	—	(10,033)	—	(35,033)
Other comprehensive loss	—	—	—	—	—	(677)	—	—	(677)
Stock-based compensation	—	—	—	—	8,709	—	—	—	8,709
Net income (loss)	—	—	—	—	—	—	(140,085)	22	(140,063)
Balance at January 31, 2018	337,483	965,221	119,735	12	71,885	(1,089)	(524,880)	8,139	519,288
Exercise of stock options	—	—	4,888	1	4,166	—	—	—	4,167
Vesting of early exercised stock options	—	—	—	—	366	—	—	—	366
Issuance of Series H preferred stock, net of issuance cost	33,470	398,082	—	—	—	—	—	—	398,082
Issuance of Series H-1 preferred stock	2,419	28,798	—	—	—	—	—	—	28,798
Issuance of restricted stock awards (RSAs)	—	—	2,197	—	—	—	—	—	—
Issuance of Class A common stock to a third party	—	—	900	—	6,084	—	—	—	6,084
Cancellation of restricted stock awards (RSAs)	—	—	(19)	—	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(128)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	591	—	—	591
Stock-based compensation	—	—	—	—	23,132	—	—	—	23,132
Net income (loss)	—	—	—	—	—	—	(140,683)	1,781	(138,902)
Balance at January 31, 2019	373,372	1,392,101	127,573	13	105,633	(498)	(665,563)	9,920	841,606
Exercise of stock options	—	—	13,268	1	13,619	—	—	—	13,620
Vesting of early exercised stock options	—	—	—	—	260	—	—	—	260
Issuance of restricted stock awards (RSAs)	—	—	505	—	—	—	—	—	—
Cancellation of restricted stock awards (RSAs)	—	—	(10)	—	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(2)	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with direct listing	(373,372)	(1,392,101)	373,372	38	1,392,063	—	—	—	—
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	40,318	4	(4)	—	—	—	—
Issuance of common stock for employee share purchase plan	—	—	336	—	7,351	—	—	—	7,351
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	—	3,840	3,840
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(1,372)	(1,372)
Other comprehensive income	—	—	—	—	—	427	—	—	427
Stock-based compensation	—	—	—	—	426,524	—	—	—	426,524
Net income (loss)	—	—	—	—	—	—	(571,058)	2,701	(568,357)
Balance at January 31, 2020	—	$—	555,360	$56	$1,945,446	$(71)	$(1,236,621)	$15,089	$723,899
See accompanying notes to consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended January 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(568,357)	$(138,902)	$(140,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,127	16,816	14,320
Loss on disposal of property and equipment	39	2,281	—
Stock-based compensation	426,524	23,132	8,709
Non-cash operating lease expense	8,963	—	—
Amortization of deferred contract acquisition costs	8,153	3,154	611
Net amortization of bond premium (discount) debt securities available for sale	(2,180)	(3,057)	1,352
Change in fair value of strategic investments	(5,599)	(3,701)	(27)
Other non-cash charges	(249)	546	366
Changes in operating assets and liabilities:
Accounts receivable	(58,202)	(50,305)	(21,964)
Prepaid expenses and other assets	(20,594)	(53,072)	6,362
Accounts payable	6,726	2,846	4,851
Operating lease liabilities	(9,495)	—	—
Accrued compensation and benefits	19,045	22,504	12,470
Deferred revenue	134,841	116,420	68,469
Other current and long-term liabilities	20,869	20,279	8,927
Net cash used in operating activities	(12,389)	(41,059)	(35,617)
Cash flows from investing activities:
Purchases of marketable securities	(290,188)	(967,055)	(510,755)
Maturities of marketable securities	517,583	727,616	278,263
Sales of marketable securities	166,074	11,271	16,934
Acquisitions of businesses, net of cash acquired	—	(45,313)	—
Acquisition of intangible assets	(2,500)	(2,382)	—
Purchases of property and equipment	(49,626)	(56,180)	(22,044)
Sales of property and equipment	—	762	—
Capitalized software development costs	—	(840)	(50)
Purchase of strategic investments	(14,132)	(2,276)	(2,901)
Proceeds from liquidation of strategic investments	2,917	976	117
Net cash provided by (used in) investing activities	330,128	(333,421)	(240,436)
Cash flows from financing activities:
Proceeds from exercise of stock options	14,227	4,783	2,912
Repurchase of common stock	—	—	(40,506)
Payment of contingent consideration for an acquisition	(5,000)	—	—
Issuance of common stock for employee stock purchase plan	7,351	—	—
Net proceeds from issuance of convertible preferred stock	—	426,880	412,362
Repurchase of convertible preferred stock	—	—	(77,733)
Capital contributions from noncontrolling interest holders	3,840	—	—
Distributions to noncontrolling interest holders	(1,372)	—	—
Issuance of common stock to third party	—	6,084	—
Other financing activities	(556)	(70)	—
Net cash provided by financing activities	18,490	437,677	297,035
Net increase in cash, cash equivalents and restricted cash	336,229	63,197	20,982
Cash, cash equivalents and restricted cash at beginning of year	201,260	138,063	117,081
Cash, cash equivalents and restricted cash at end of year	$537,489	$201,260	$138,063

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,296	$876	$947
Non-cash investing and financing activities:
Increase (decrease) in purchases of property and equipment included in liabilities	$(11,435)	$6,334	$763
Vesting of early exercised stock options	$260	$366	$480
Unrealized short-term gain (loss) on marketable securities	$578	$791	$(677)
See accompanying notes to consolidated financial statements.

SLACK TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
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
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the accounts of wholly owned and majority-owned subsidiaries and the ownership interest of minority investors is recorded as noncontrolling interest.
Direct Listing
On June 20, 2019, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”). The Company incurred nonrecurring fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and recorded $30.4 million in general and administrative expense for the year ended January 31, 2020. Prior to the Direct Listing, all shares of outstanding convertible preferred stock were converted into an equivalent number of shares of Class B common stock.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on information available as of the date of the consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions; however, actual results could materially differ from these estimates.
The Company’s most significant estimates and judgments involve revenue recognition, stock-based compensation including the estimation of fair value of common stock, valuation of strategic investments, valuation of acquired goodwill and intangibles from acquisitions, period of benefit for deferred costs, and uncertain tax positions.
Revenue Recognition
The Company derives its revenue from monthly and annual subscription fees earned from customers accessing Slack. The Company’s policy is to exclude sales and other indirect taxes when measuring the transaction price of its subscription agreements. The Company accounts for revenue contracts with customers through the following steps:

•	Identification of the contract, or contracts, with the customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of the revenue when, or as, the Company satisfies a performance obligation.
Subscription revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. The Company’s subscription service contracts are generally one month to thirty-six months in duration and are generally non-cancellable. Customers are billed either annually or monthly generally in advance of services. The contracts do not provide customers with the right to take possession of the software supporting Slack. The Company’s arrangements do not contain general rights of return. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on whether the performance obligation has been satisfied. For certain multi-year agreements, revenue recognition may occur in advance of invoicing, resulting in a contract asset when a conditional right to consideration exists and transfer of control for the services rendered. These contract assets are included in prepaid expenses and other current assets. The Company maintains a fair billing policy, under which certain customers maintain a credit balance if they have not used the entirety of the allotment of users for which they have paid during the contractual term of their respective arrangements. These credits, accounted for as a part of deferred revenue, may be carried over to offset billings related to increases in a customer’s number of active users and are not refundable for cash. A majority of the Company’s contracts give a right to bill for additional usage, and this is deemed variable consideration. The variable consideration is allocated to the distinct day the services are completed, as services provided to the additional users are specific to the period that the usage occurs. To the extent that the Company believes it is probable that a significant reversal would not occur, an estimate is made for the revenue associated with incremental usage during a period. The incremental revenue recognized associated with these estimates has not been material for any period presented.
Cost of Revenue
Cost of revenue consists primarily of expenses related to hosting Slack and providing ongoing customer experience support for paid customers, including employee compensation (including stock-based compensation) and other employee-related expenses for customer experience and technical operations staff, payments to outside service providers, third-party hosting costs, payment processing fees and amortization of internally-developed and purchased technology.
Stock-Based Compensation
The Company measures compensation for all stock-based payment awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and purchase rights issued under the 2019 Employee Stock Purchase Plan (“ESPP”) granted to employees, directors, and nonemployees, based on the estimated fair value of the awards on the date of grant. The fair value of each stock option and purchase rights issued under the ESPP granted is estimated using the Black-Scholes option pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period, except for the RSUs granted under the 2009 Stock Plan (the “2009 Plan”).
Under the 2009 Plan, the Company granted RSUs to its employees and directors with both a service-based vesting condition and a performance-based vesting condition. The service-based vesting period for these awards was typically four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The fair value of RSUs was estimated based on the fair market value of the Company’s common stock at the date of grant. On June 20, 2019, the performance vesting condition was satisfied upon the completion of the Direct Listing and as a result, the Company recorded cumulative stock-based compensation of $245.1 million related to all then-outstanding RSUs granted under the 2009 Plan. The Company recognizes stock compensation associated with the RSUs granted under the 2009 Plan using the accelerated attribution method over the requisite service period.
The Company also granted stock options and RSAs to its employees and directors under the 2009 Plan with a service-based vesting condition. The service-based vesting period for these awards is typically four years with a cliff vesting period of one year and continued vesting monthly thereafter. The fair value of each stock option is estimated using the Black-Scholes option pricing model. The fair value of RSAs is estimated based on the fair market value of the Company’s common stock at the date of grant.
Under the 2019 Stock Option and Incentive Plan (the “2019 Plan”), the Company grants RSUs and stock options to its employees and directors with a service-based vesting condition. The service-based vesting period for these awards is typically four years with a cliff vesting period of one year and continued vesting quarterly thereafter.

Research and Development Costs
Research and development costs are expensed as incurred and consist primarily of personnel costs and allocated overhead.
Advertising Costs
Advertising costs are expensed as incurred and were $38.1 million, $61.7 million, and $35.5 million for the years ended January 31, 2020, 2019, and 2018, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.
Income Taxes
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.
The Company accounts for uncertain tax positions based on an evaluation as to whether it is more likely than not that a tax position will be sustained on audit, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the appropriate tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is based on the largest amount that is greater than 50% likely of being realized upon ultimate settlement. The Company includes interest expense and penalties related to its uncertain tax positions in interest expense and other expense, respectively.
Financial Information about Segments and Geographical Areas
The Company has one business activity and there are no segment managers who are held accountable for operations, results of operations, or plans for levels or components below the consolidated unit level. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single operating and reporting segment. See Note 2 and 15 for information regarding the Company’s revenue and long-lived assets by geographic area.
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, each foreign subsidiary remeasures monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Remeasurement adjustments are recognized in the accompanying consolidated statements of operations as transaction gains or losses in the year of occurrence as other income (expense).
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of funds deposited into money market funds, and commercial paper. Restricted cash consists of cash deposited with financial institutions as collateral for the Company’s obligations under its facility leases.
A reconciliation of cash, cash equivalents and restricted cash to the accompanying consolidated statements of cash flows is as follows (in thousands):

	As of January 31,
	2020	2019
Cash and cash equivalents	$498,999	$180,770
Restricted cash	38,490	20,490
Total cash, cash equivalents and restricted cash	$537,489	$201,260

Marketable Securities
The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. All of the Company’s available-for-sale investments consist of debt securities, adjusted for amortization of premiums and discounts to maturity and such amortization is included in other income (expense), net. After consideration of the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short-term. The Company carries its available-for-sale securities at fair value and reports the unrealized gains and losses as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary.
The Company evaluates its investments periodically for possible other-than-temporary impairment. A decline in fair value below the amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company’s intent or requirement to sell a debt security, impairment is considered other than temporary if the Company does not expect to recover the entire amortized cost basis.
Strategic Investments
In December 2015, the Company committed $13.0 million to a newly formed entity, Slack Fund L.L.C. (“Slack Fund”), in exchange for a 52% voting interest. Slack Fund is in the business of purchasing, selling, investing and trading in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to Slack and its ecosystem. Slack Fund has a duration of ten years and its duration may be extended for three additional years. At dissolution, Slack Fund will be liquidated and the remaining assets of the Slack Fund will be distributed to the investors based on their voting interest. As of January 31, 2020, the Company had contributed its full commitment of $13.0 million. Additionally, the minority investors in Slack Fund are also investors in the Company. The Company has elected the measurement alternative, defined as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments are valued using significant unobservable inputs or data in inactive markets which require judgment due to the absence of market prices and inherent lack of liquidity. This could result in volatility in other income (expense), net on the accompanying consolidated statements of operations in future periods due to the valuation and timing of identical or similar investments of the same issuer.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, restricted cash, marketable securities, and accounts receivable. For cash, cash equivalents, restricted cash, and marketable securities, the Company is exposed to credit risk in the event of default by the financial institutions to the extent of the amounts recorded on the accompanying consolidated balance sheets that are in excess of federal insurance limits. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the accompanying consolidated balance sheets.
No customer accounted for 10% or greater of total accounts receivable as of January 31, 2020 and 2019. There were no customers representing 10% or greater of revenue for the years ended January 31, 2020, 2019, and 2018.
Fair Value of Financial Instruments
The Company records its financial assets and liabilities at fair value. The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, restricted cash, accounts receivable, and accounts payable, approximate their fair values due to their short-term nature. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

•	Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•
Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•
Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Accounts Receivable, Net
Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The Company generally does not require collateral and performs ongoing credit evaluations of its customers and provides for expected losses. The expectation of collectability is based on the Company’s review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. Past-due receivable balances are written off when internal collection efforts have been unsuccessful in collecting the amount due.
The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company has not experienced significant credit losses from accounts receivable. The allowance for doubtful accounts and the changes in the allowance for doubtful accounts were not material, for the years ended January 31, 2020 and 2019.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, which is typically two years for computer equipment and software, five years for furniture and fixtures, and in the case of leasehold improvements, the remaining term of the lease, unless the useful life of the asset is shorter. Maintenance and repairs are charged to expense as incurred.
Internal-Use Software Development Costs
The Company capitalizes qualifying internal-use software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
Capitalized costs are included in property and equipment. These costs are amortized over the estimated useful life of the software (generally two years) on a straight-line basis. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The amortization of costs related to the platform applications is included in cost of revenue.

Business Combinations
The Company applies the acquisition method of accounting for business combinations. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles, and other asset lives, among other items. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, the Company may be required to value the acquired assets at fair value measures that do not reflect its intended use of those assets. Use of different estimates and judgments could yield different results.
Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. If the fair value of net assets acquired exceeds the fair value of purchase price, a gain on bargain purchase is recognized within the accompanying consolidated statements of operations. Although the Company believes the assumptions and estimates it has made are reasonable and appropriate, they are based in part on historical experience and information that may be obtained from the management of the acquired company and are inherently uncertain. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill for facts and considerations that were known at the acquisition date. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded within the accompanying consolidated statements of operations.
Accounting for Impairment of Long-Lived Assets
The Company evaluates long-lived assets, such as property and equipment and acquired intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group, based on discounted cash flows. There were no material impairment charges recorded for the years ended January 31, 2020, 2019, and 2018.
Goodwill
Goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if indicators of impairment are present. The Company operates as one reporting unit and performs its annual goodwill impairment analysis as of the first day of the fourth quarter of each year. In assessing impairment on goodwill, the Company may bypass a qualitative assessment and proceeds directly to performing a quantitative evaluation of the fair value of its single reporting unit, in order to compare it against the carrying value of the reporting unit. A goodwill impairment charge is recognized for the amount by which the reporting unit’s fair value is less than its carrying value. Any loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. Based on the results of the goodwill impairment analysis, the Company determined that no impairment charge needed to be recorded for any periods presented.
Operating Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2031. The Company determines if an arrangement contains a lease at inception based on whether there is an identified property, plant or equipment and whether the Company controls the use of the identified asset throughout the period of use.
The Company adopted the Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) on November 1, 2019.

Operating leases are included in operating lease right-of-use (“ROU”) assets and in operating lease liabilities in the accompanying consolidated balance sheets. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the lease inception date based on the present value of lease payments over the lease term discounted based on the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate (which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease). Because the Company’s operating leases generally do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at lease commencement date for borrowings with a similar term.
The Company’s operating lease ROU assets are measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives under the lease. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company does not allocate consideration between lease and non-lease components. Variable lease payments are recognized in the period in which the obligation for those payments are incurred. In addition, the Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less of all asset classes. Operating lease expense is recognized on a straight-line basis over the lease term.
Lease accounting prior to the adoption of Topic 842
For leases that contain rent escalation, rent concession provisions, or tenant improvement allowances, the Company recorded the total rent expense during the lease term on a straight-line basis over the term of the lease. The Company recorded the difference between the rent paid and the straight-line rent expense as a deferred rent liability within accrued expenses and other current liabilities and long-term liabilities. As of January 31, 2019, the Company recorded a deferred rent liability of $18.7 million of which $17.9 million were included in other liabilities in the accompanying consolidated balance sheets.
Deferred Revenue
Deferred revenue consists of customer billings in advance of revenue being recognized from the Company’s contracts, including credit balances due to the Company’s fair billing policy. Deferred revenue is generally recognized during the succeeding twelve‑month period.
Deferred Contract Acquisition Costs, Net
Sales commissions earned by the Company’s sales force are considered to be incremental and recoverable costs of obtaining a contract with a customer. As a result, these amounts have been capitalized as deferred contract acquisition costs within prepaid expenses and other current assets and other assets on the accompanying consolidated balance sheets.
Deferred contract acquisition costs are typically amortized over a period of benefit of four years. The period of benefit is estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry as well as other factors. Amortized costs are included in sales and marketing expense in the accompanying consolidated statements of operations.
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Topic 842, Leases, which generally requires companies to recognize operating and financing lease liabilities and corresponding ROU assets on the balance sheet. The Company early adopted the standard as of November 1, 2019, using the modified retrospective approach and has elected to use the optional transition method which allows the Company to apply the guidance of ASC 840, including disclosure requirements, in the comparative periods presented. The Company does not believe reflecting the adoption as of February 1, 2019 would have materially impacted its consolidated balance sheet as of January 31, 2020 or its results of operations or operating cash flows for the year then ended. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification related to agreements entered prior to adoption.
The adoption of the new standard resulted in recognition of operating lease ROU assets and operating lease liabilities of $198.4 million and $228.4 million, respectively, as of November 1, 2019. There was no cumulative impact of transition to retained earnings as of the adoption date. The standard did not materially impact the accompanying consolidated statements of operations and had no impact on the accompanying consolidated statements of cash flows.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10) and issued a subsequent amendment to the initial guidance within ASU 2018-03, which requires entities to carry all investments in equity securities at fair value and recognize any changes in fair value in net income. Under the standard, equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient are eligible for the measurement alternative. For our equity investments in private companies, we will elect the measurement alternative, defined as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance was effective for the Company’s fiscal year beginning February 1, 2018 on a prospective basis for the amendments related to equity securities without readily determinable fair values existing as of the date of adoption. The Company adopted the new standard as of February 1, 2018 and it did not have a material impact on its consolidated financial statements. The impact of the new standard going forward could result in volatility in other income (expense), net on the accompanying consolidated statements of operations in future periods due to the valuation and timing of identical or similar investments of the same issuer.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets other than Inventory, which amends the guidance used in the recognition of current and deferred income taxes for an intra-entity transfer of assets other than inventory. The guidance requires an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory at the time of transfer. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017 for public entities. The Company adopted ASU No. 2016-06 as of February 1, 2018. The adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to determine when a transaction is accounted for as an acquisition (or disposal) of a set of assets or a business. The Company adopted ASU No. 2017-01 as of February 1, 2018, utilizing the prospective method of transition. The adoption of the new standard did not have any impact on the accompanying consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which clarifies when a change to the terms or conditions of a stock-based payment award must be accounted for as a modification. This guidance requires modification accounting if the fair value, vesting condition, or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. This standard was effective for annual periods beginning after December 15, 2017 and early adoption was permitted. The Company adopted ASU No. 2017-09 as of February 1, 2018, utilizing the prospective method of transition. The adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification of the income tax effects of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) on items within accumulated other comprehensive income to retained earnings. This standard became effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new guidance may be applied retrospectively to each period in which the effect of the Tax Reform Act is recognized in the period of adoption. The Company adopted ASU No. 2018-02 as of February 1, 2019. The adoption of this standard did not have a material impact on the accompanying consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This standard is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than the adoption date of Topic 606. The Company adopted ASU No. 2018-07 as of February 1, 2019. The adoption of the new standard did not have any impact on the accompanying consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU No. 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company does not believe this standard will have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This standard is effective for all entities for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not believe this standard will have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. ASU No. 2018-15 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those years, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company does not believe this standard will have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improve consistent application of other areas by clarifying and amending existing guidance. This standard is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those years, and early adoption is permitted. Certain amendments of this standard may be adopted on a retrospective basis, modified retrospective basis or prospective basis. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Note 2.    Revenue
Contract Balances
Contract liabilities consist of deferred revenue. The changes in deferred revenue were as follows (in thousands):

Year Ended
January 31, 2020
Balance, beginning of period	$241,873
Billings	765,263
Revenue	(630,422)
Balance, end of period	$376,714

Approximately 36% of revenue recognized in the year ended January 31, 2020 was from the deferred revenue balance as of January 31, 2019.
Remaining Performance Obligations
The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which applies primarily to its monthly and annual subscription contracts. As of January 31, 2020, the remaining performance obligations that were unsatisfied or partially unsatisfied at the end of the reporting period was $328.1 million, of which 57% is expected to be recognized in the twelve months following January 31, 2020, with the balance to be recognized as revenue thereafter.
Disaggregation of Revenue
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Year ended January 31,
	2020	2019	2018
United States	$394,716	$255,155	$144,720
International	235,706	145,397	75,824
Total	$630,422	$400,552	$220,544

No individual foreign country contributed in excess of 10% of revenue for the years ended January 31, 2020, 2019, and 2018.
Deferred Contract Acquisition Costs, Net
The Company deferred incremental costs of obtaining a contract of $23.6 million, $15.8 million, and $4.7 million during the years ended January 31, 2020, 2019, and 2018, respectively. Deferred contract acquisition costs, net included in prepaid expenses and other current assets were $11.2 million and $5.3 million as of January 31, 2020 and 2019, respectively. Deferred contract acquisition costs, net included in other assets were $21.4 million and $11.9 million as of January 31, 2020 and 2019, respectively.
Amortized deferred contract acquisition costs were $8.2 million, $3.2 million, and $0.6 million for the years ended January 31, 2020, 2019, and 2018, respectively. There was no impairment loss in relation to the deferred contract acquisition costs for any period presented in the accompanying consolidated statements of operations.

Note 3.    Cash, Cash Equivalents and Marketable Securities
The carrying amounts and estimated fair value of cash, cash equivalents, and marketable securities consisted of the following (in thousands):

	As of January 31,
	2020	2019
Cash and cash equivalents:
Cash	$71,593	$62,033
Money market funds	357,524	118,737
Commercial paper	69,882	—
Cash and cash equivalents	$498,999	$180,770
Marketable securities:
Commercial paper	$19,795	$17,462
U.S. agency securities	29,515	44,879
U.S. government securities	97,172	370,574
International government securities	8,115	36,734
Corporate bonds	114,996	190,652
Total marketable securities	$269,593	$660,301

The following tables summarize unrealized gains and losses related to cash equivalents and marketable securities on the Company’s consolidated balance sheets (in thousands):

As of January 31, 2020	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$71,593	$—	$—	$71,593
Money market funds	357,524	—	—	357,524
Commercial paper	69,891	—	(9)	69,882
Total cash and cash equivalents	499,008	—	(9)	498,999
Marketable securities:
Commercial paper	19,799	4	(8)	19,795
U.S. agency securities	29,460	55	—	29,515
U.S. government securities	97,071	102	(1)	97,172
International government securities	8,109	6	—	8,115
Corporate bonds	114,871	139	(14)	114,996
Total marketable securities	269,310	306	(23)	269,593
Total cash, cash equivalents and marketable securities	$768,318	$306	$(32)	$768,592

As of January 31, 2019	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$62,033	$—	$—	$62,033
Money market funds	118,737	—	—	118,737
Total cash and cash equivalents	180,770	—	—	180,770
Marketable securities:
Commercial paper	17,461	1	—	17,462
U.S. agency securities	44,886	7	(14)	44,879
U.S. government securities	370,498	143	(67)	370,574
International government securities	36,810	—	(76)	36,734
Corporate bonds	190,944	—	(292)	190,652
Total marketable securities	660,599	151	(449)	660,301
Total cash, cash equivalents and marketable securities	$841,369	$151	$(449)	$841,071

The Company periodically evaluates its investments for other-than-temporary declines in fair value. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer was immaterial as of January 31, 2020 and 2019. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, the Company does not consider any portion of the unrealized losses as of January 31, 2020 or 2019 to represent an other-than temporary impairment or credit losses.
The following table classifies marketable securities by contractual maturities (in thousands):

	As of January 31,
	2020	2019
Due in one year	$190,344	$506,297
Due in one to two years	79,249	154,004
Total	$269,593	$660,301

Note 4.    Fair Value Measurements
The Company’s money market funds and sweep account are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company’s commercial paper, U.S. agency and government securities, international government securities, and corporate bonds are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are observable directly or indirectly. The Company’s strategic investments in privately held companies are classified within Level 3 of the fair value hierarchy because they have been valued using unobservable inputs for which the Company has been required to develop its own assumptions. Realized and unrealized gains and losses relating to the strategic investments are recorded in other income (expense), net in the accompanying consolidated statements of operations.
The following table provides the financial instruments measured at fair value on a recurring basis, within the fair value hierarchy (in thousands):

As of January 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$357,524	$—	$—	$357,524

Commercial paper	—	69,882	—	69,882
Total cash equivalents	$357,524	$69,882	$—	$427,406
Marketable securities:
Commercial paper	$—	$19,795	$—	$19,795
U.S. agency securities	—	29,515	—	29,515
U.S. government securities	—	97,172	—	97,172
International government securities	—	8,115	—	8,115
Corporate bonds	—	114,996	—	114,996
Total marketable securities	$—	$269,593	$—	$269,593
Noncurrent assets:
Strategic investments	$—	$—	$28,814	$28,814

As of January 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$118,737	$—	$—	$118,737
Total cash equivalents	$118,737	$—	$—	$118,737
Marketable securities:
Commercial paper	$—	$17,462	$—	$17,462
U.S. agency securities	—	44,879	—	44,879
U.S. government securities	—	370,574	—	370,574
International government securities	—	36,734	—	36,734
Corporate bonds	—	190,652	—	190,652
Total marketable securities	$—	$660,301	$—	$660,301
Noncurrent assets:
Strategic investments	$—	$—	$12,334	$12,334

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis (in thousands):

	Year ended January 31,
	2020	2019
Balance at beginning of period	$12,334	$7,623
Purchases	14,132	2,276
Proceeds from liquidation	(3,251)	(1,266)
Realized gains (losses)	2,285	(131)
Unrealized gains relating to investments still held at reporting date	3,314	3,832
Balance at end of period	$28,814	$12,334

Note 5.    Property and Equipment, Net
The following is a summary of the Company’s property and equipment by category (in thousands):

	As of January 31,
	2020	2019
Computer equipment and software	$3,183	$2,222
Furniture and fixtures	27,384	19,693
Capitalized internal-use software costs	4,241	4,241
Leasehold improvements	98,770	86,258
Construction in progress	10,345	6,076
Property and equipment, gross	143,923	118,490
Less: accumulated depreciation and amortization	(41,583)	(30,131)
Property and equipment, net	$102,340	$88,359

Depreciation and amortization expense was $23.0 million, $15.0 million, and $13.8 million for the years ended January 31, 2020, 2019, and 2018, respectively.
The Company capitalized internal-use software costs of $0, $0.8 million, and $50,000 for the years ended January 31, 2020, 2019, and 2018, respectively. Amortization expense of capitalized internal-use software costs totaled $0.5 million, $0.3 million, and $1.2 million for the years ended January 31, 2020, 2019, and 2018, respectively. The net carrying value of capitalized internal-use software at January 31, 2020 and 2019 was $0.4 million and $0.9 million, respectively.
Note 6.    Operating Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2031. The Company adopted Topic 842 as of November 1, 2019, using the modified retrospective approach.
Rent expense, net of sublease income under ASC 840 was $26.3 million for the nine months ended October 31, 2019, and $27.7 million and $17.5 million for the years ended January 31, 2019 and 2018, respectively.
In the fourth quarter of fiscal year 2020, the Company recorded operating lease costs of $11.7 million including variable operating lease costs of $1.7 million and short-term leases of $0.7 million. The following table sets forth a summary of and other information pertaining to the Company’s operating leases for the fourth quarter of fiscal year 2020 (dollars in thousands):

Operating cash flows used for operating leases	$9,495
Operating lease liabilities arising from obtaining ROU assets	$4,832
Weighted average remaining terms	8.3 years
Weighted average discount rate	5.2%

Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year as of January 31, 2020 as follows (in thousands):

Year ending January 31,
2021	$37,633
2022	50,472
2023	51,276
2024	49,723
2025	52,373
Thereafter	254,256
Gross lease payments	495,733
Less: Imputed interest	(64,683)
Less: Tenant improvement receivables	(14,381)
Less: Leases executed but not yet commenced	(189,826)
Present value of lease liabilities	$226,843

As of January 31, 2020, the Company had commitments of $189.8 million for non-cancelable operating leases of real estate facilities that have not yet commenced, and therefore are not included in the ROU assets or operating lease liabilities. These operating leases will commence in fiscal year 2021 with lease terms of 10.3 years to 12.0 years.
Note 7.    Acquisitions
Astro Technology
In September 2018, the Company completed its acquisition of all issued and outstanding shares of Astro Technology Inc. (“Astro”), a pre-revenue start-up company that provides artificial-intelligence (AI) enhanced communications solutions, for a total purchase price of $43.3 million in cash.
The Company has accounted for this acquisition as a business combination and has completed the valuation of the assets acquired and liabilities assumed and the allocation of the purchase price to goodwill as of January 31, 2019. A summary of the allocation of the purchase price is presented as follows (in thousands):

Identified intangible asset - developed technology	$5,300
Goodwill	37,795
Net tangible assets acquired	234
Total purchase price	$43,329

The goodwill was primarily attributed to the value of synergies created with the Company’s current and future offerings and the value of the assembled workforce. The Company anticipates both goodwill and intangible assets to be fully deductible for income tax purposes.
The Company also agreed to pay additional cash consideration of $10.7 million for unvested securities in return for future services to be provided by certain employees acquired from Astro upon continued employment by the Company. The cash consideration will be paid on each original vesting date of the unvested securities through June 2022. The Company accounted for the cash consideration outside the business combination and recorded compensation expense of $3.7 million and $1.6 million in research and development expense in the accompanying consolidated statements of operations for the year ended January 31, 2020 and 2019, respectively. The Company incurred other acquisition related expenses of $0.4 million which were recorded in general and administrative expense in the accompanying consolidated statement of operations for the year ended January 31, 2019.
Other Acquisitions
During the year ended January 31, 2019, the Company completed other acquisitions and purchases of intangible assets for total consideration of $14.5 million, of which the remaining $5.3 million will be paid in the year ending

January 31, 2021. In aggregate, $11.7 million was attributed to intangible assets, $2.2 million was attributed to goodwill, and $0.6 million was attributed to a service agreement.
As part of one of the acquisitions referenced above, the Company concurrently entered into a two-year services agreement, a purchase of technology and a sale of its Class A common stock. Concurrent with this transaction, the Company sold 896,057 shares of Class A common stock to the sellers for $10.0 million. This represented a premium of $3.9 million over the then fair value of the shares which the Company recorded as a reduction to the acquisition price. These arrangements were treated as one transaction as they were executed at the same time and in contemplation of one another. The Company accounted for the transaction as an asset acquisition with $9.9 million being allocated to intangible assets and $0.6 million to the services arrangement.
These acquisitions generally enhance the breadth and depth of the Company’s product offerings, expand its expertise in engineering, and are for defensive purposes to eliminate competition. The Company anticipates both goodwill and intangible assets from other acquisitions to be fully deductible for income tax purposes.
Following are the details of all intangible assets acquired as a result of acquisitions for the year ended January 31, 2019 (dollars in thousands):

	Amount	Weighted Average Life
Customer relationships	$9,100	7 years
Developed technology	6,700	3 years
Assembled workforce	1,198	2 years
Fair value of intangible assets acquired	$16,998	5 years

Note 8.    Goodwill and Intangible Assets, Net
Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

	Year ended January 31,
	2020	2019
Balance at beginning of year	$48,598	$8,653
Additions due to acquisitions	—	39,945
Balance at end of year	$48,598	$48,598

Intangible Assets, Net
Intangible assets as of January 31, 2020 and 2019 consist of the following (in thousands, except years):

As of January 31, 2020	Weighted-average remaining amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	5.5 years	$9,100	$2,004	$7,096
Developed technology	1.6 years	8,527	4,976	3,551
Patents	4.9 years	2,500	42	2,458
Assembled workforce	0.7 years	1,198	773	425
Total		$21,325	$7,795	$13,530

As of January 31, 2019	Weighted-average remaining amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	6.5 years	$9,100	$704	$8,396
Developed technology	2.6 years	8,527	2,743	5,784
Assembled workforce	1.7 years	1,198	175	1,023
Total		$18,825	$3,622	$15,203

The Company records amortization expense associated with customer relationships, developed technology, assembled workforce and patents in sales and marketing expense, cost of revenue, research and development expense and general and administrative expense, respectively, in the accompanying consolidated statements of operations. Amortization expense of intangible assets was $4.2 million, $1.8 million, and $0.5 million for the years ended January 31, 2020, 2019, and 2018, respectively.
As of January 31, 2020, expected amortization expense relating to intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year ending January 31,
2021	$4,458
2022	3,118
2023	1,800
2024	1,800
2025	1,758
Thereafter	596
Total	$13,530

Note 9. Revolving Credit Facility
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
As of January 31, 2020, the Company had no amounts or letters of credit issued and outstanding under the revolving credit facility. The Company’s total available borrowing capacity under the revolving credit facility was $215.0 million as of January 31, 2020.
Note 10.    Commitments and Contingencies
Letters of Credit
As of January 31, 2020, the Company had $38.5 million in standby letters of credit outstanding related to facility lease obligations in San Francisco, California and Denver, Colorado, which is included in restricted cash in the accompanying consolidated balance sheets.
Hosting Commitments
In April 2018, the Company executed an amendment to its existing agreement with Amazon Web Services (“AWS”). The amended agreement was effective as of May 1, 2018 and continues through July 31, 2023. The Company has minimum annual commitments of $50.0 million each year of the agreement term for a total minimum commitment of $250.0 million. As of January 31, 2020, the Company had a remaining minimum payment obligation of $162.5 million to AWS through July 31, 2023.
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
In addition, the Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of these ordinary course legal proceedings will have a material adverse effect on its consolidated financial statements.
Indemnification Agreements
In the ordinary course of business, the Company provides indemnifications of varying scope and terms to customers, business partners, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from the Company’s breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from Slack, or the Company’s acts or omissions. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. It is not possible to determine the maximum potential loss under these indemnifications due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of January 31, 2020. As of January 31, 2020 and 2019, no material amounts were accrued.
Note 11.    Stockholders’ Equity
Convertible Preferred Stock
Prior to the completion of the Direct Listing, all of the 373.4 million shares of convertible preferred stock converted into an equivalent number of shares of Class B common stock.
At January 31, 2019, convertible preferred stock consisted of the following (in thousands):

	Shares		Net proceeds	Liquidation preference
	Authorized	Outstanding
Series A	84,751	84,751	$8,011	$8,060
Series B	43,320	43,320	10,674	10,700
Series C	64,805	64,805	42,678	42,750
Series D	47,059	42,490	108,266	108,350
Series D-1	1,235	1,235	2,561	3,149
Series E	26,787	22,602	134,832	135,000
Series E-1	6,047	6,047	37,940	37,950
Series F	19,867	19,867	154,957	155,000
Series F-1	6,793	6,793	52,940	53,000
Series G	24,718	24,718	229,648	230,000
Series G-1	2,149	2,149	20,000	20,000
Series G-2	17,241	17,241	150,000	150,000
Series G-3	1,465	1,465	12,714	8,700
Series H	35,150	33,470	398,082	398,468
Series H-1	9,202	2,419	28,798	28,798
Total	390,589	373,372	$1,392,101	$1,389,925

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
The Company had reserved shares of common stock for future issuance as follows (in thousands):

As of January 31, 2020
Stock options outstanding	8,425
Restricted stock units outstanding	42,002
Shares available for future grants	59,200
Shares available for ESPP	8,664
Total	118,291

Equity Incentive Plan
The Company maintains two equity incentive plans: the 2009 Plan and the 2019 Plan. Upon the completion of the Direct Listing, the Company adopted the 2019 Plan and terminated the 2009 Plan with all shares that remained available for future issuance at the time canceled. The 2019 Plan is a successor to and continuation of the 2009 Plan that provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other forms of awards. The Company initially reserved 60.2 million shares of Class A common stock for the issuance of awards under the 2019 Plan. These available shares automatically increase each February 1, beginning on February 1, 2020, by 5% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding January 31, or such lesser number of shares as determined by the Company’s board of directors or compensation committee.
Stock Options
A summary of stock option activity under the 2009 Plan and 2019 Plan and related information is as follows (in thousands, except years and per share data):

	Number of stock options outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual term (In years)	Aggregate intrinsic value
Outstanding at January 31, 2019	18,406	$0.94	6.12	$177,012
Granted	3,663	10.58
Exercised	(13,268)	1.04
Canceled	(376)	7.67
Outstanding at January 31, 2020	8,425	$4.68	6.27	$135,224
Stock options vested and exercisable at January 31, 2020	5,342	$1.44	4.96	$103,049
Stock options vested and expected to vest at January 31, 2020	8,425	$4.68	6.27	$135,224

The total grant-date fair value of stock options granted in the years ended January 31, 2020, 2019, and 2018 was $21.4 million, $0, and $0.1 million, respectively.
The total intrinsic value of stock options exercised in the years ended January 31, 2020, 2019, and 2018, was $393.3 million, $30.0 million, and $13.6 million, respectively.
As of January 31, 2020, there was $16.7 million of total unrecognized stock-based compensation related to outstanding stock options, which will be recognized on a straight-line basis over a weighted average period of 4.8 years.

RSUs and RSAs
The fair value of RSUs and RSAs are determined using the fair value of the Company’s common stock on the date of grant.
A summary of RSUs and RSAs activity under the 2009 Plan and 2019 Plan is as follows (in thousands, except per share data):

	Restricted stock units		Restricted stock awards
	Number of shares	Weighted-average grant date fair value (per share)	Number of shares	Weighted-average grant date fair value (per share)
Unvested at January 31, 2019	63,114	$4.87	2,289	$7.23
Granted	23,804	18.93	505	13.60
Released	(40,318)	4.84	(1,205)	7.74
Canceled	(4,598)	8.45	(10)	2.37
Unvested at January 31, 2020	42,002	$12.48	1,579	$8.91

The weighted-average estimated fair value of RSUs granted in the year ended January 31, 2019 and 2018 was $7.02 and $4.15 per share, respectively. The weighted-average estimated fair value of RSAs granted in the year ended January 31, 2019 was $7.86 per share. No RSAs were granted in the year ended January 31, 2018.
As of January 31, 2020, the Company had $313.6 million of unrecognized stock-based compensation related to RSUs, which will be recognized over the weighted average remaining requisite service period of 1.5 years. As of January 31, 2020, the Company had $13.5 million of unrecognized stock-based compensation related to RSAs, which will be recognized over the weighted average remaining requisite service period of 3.7 years.
2019 Employee Stock Purchase Plan
The Company’s 2019 ESPP became effective on June 6, 2019. A total of 9.0 million shares of the Company’s Class A common stock were reserved for issuance under the 2019 ESPP. These available shares automatically increase each February 1, beginning on February 1, 2020, by the lesser of 6.0 million shares of the Class A common stock, 1% of the number of shares of the Company’s Class A and Class B common stock issued and outstanding on the immediately preceding January 31, or such lesser number of shares as determined by the Company’s compensation committee.
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
For the year ended January 31, 2020, 0.3 million shares of Class A common stock were issued under the 2019 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2019 ESPP. As of January 31, 2020, total unrecognized compensation cost related to the 2019 ESPP was $1.7 million which will be amortized over a weighted average period of 0.2 years.
Tender Offers and Repurchases
In connection with the Series G and G-1 convertible preferred stock financing, the Company facilitated a tender offer for all vested and outstanding shares of Class B common stock and all outstanding series of convertible preferred stock. In November 2017, the Company facilitated the sale of an aggregate of 17.9 million shares of vested and outstanding Class B common stock, Series A convertible preferred stock, Series D convertible preferred stock, Series

D-1 convertible preferred stock and Series E convertible preferred stock from its existing or former employees and investors at a per share price of $8.37, representing a 10% discount to the Series G and G-1 issuance price, for a total gross sale of $150.0 million. Following the close of the November 2017 tender offer, the Company repurchased an additional 0.8 million shares of Class B common stock from one of the Company’s co-founders at the same price per share of $8.37 for a total gross sale of $6.6 million. At the time of the tender offers, the fair value of the Company’s Class B common stock was $4.24 per share. For shares of Class B common stock repurchased from both current and former employees, the Company recorded compensation expense of $38.9 million related to the excess of the selling price per share of Class B common stock over the fair value of the tendered shares. In addition, the Company recorded deemed dividends of $40.9 million as a reduction to stockholder’s deficit in relation to the selling price per share of Class B common stock and convertible preferred stock paid to existing investors in excess of the original issuance price paid by investors of the shares tendered. Upon close of the tender offer, the Company retired the repurchased shares and subsequently issued the same number of shares in Series G-2 convertible preferred stock and Series G-3 convertible preferred stock to the lead investor of the Series G convertible preferred stock financing.
In April and June 2017, the Company repurchased 0.1 million shares of common stock from former employees at a purchase price of $7.41 per share. In December 2017, the Company repurchased a combined 0.1 million shares of Class B common stock from one current and one former employee at a purchase price of $8.37 per share. For all the repurchased shares of common stock, the purchase price per share represented an excess to the fair value of the Company’s fair value of common stock at the time of each transaction. In total, the Company recorded $0.5 million of compensation expense and retired all repurchased shares of common stock as of January 31, 2018.
A summary of the stock-based compensation related to the tender offers and repurchases, recorded in the accompanying consolidated statements of operations is as follows (in thousands):

	Year ended January 31,
	2020	2019	2018
Cost of revenue	$—	$—	$252
Research and development	—	—	30,674
Sales and marketing	—	—	6,549
General and administrative	—	—	1,899
Total	$—	$—	$39,374

Stock Transfers
During the years ended January 31, 2019 and 2020, certain of the Company’s existing investors, or investors to whom the Company waived its right of first refusal and transfer restrictions with respect to proposed transfers of outstanding common stock, acquired outstanding common stock from current or former employees of the Company for a purchase price greater than the fair value at the time of the transactions. In connection with these stock transfers, the Company waived its right of first refusal and other transfer restrictions applicable to such shares. As a result, the Company recorded stock-based compensation for the difference between the price paid and the fair value on the date of the transaction.

A summary of the stock-based compensation related to the stock transfers recorded in the accompanying consolidated statements of operations is as follows (in thousands):

	Year ended January 31,
	2020	2019	2018
Cost of revenue	$—	$533	$—
Research and development	—	6,228	—
Sales and marketing	—	1,707	—
General and administrative	—	6,353	—
Total	$—	$14,821	$—

Stock-Based Compensation
A summary of the stock-based compensation excluding tender offers and stock transfers recorded in the accompanying consolidated statements of operations is as follows (in thousands):

	Year ended January 31,
	2020	2019	2018
Cost of revenue	$16,013	$199	$239
Research and development	226,507	3,720	4,586
Sales and marketing	98,797	970	1,495
General and administrative	85,207	3,422	2,389
Total	$426,524	$8,311	$8,709

The fair value of stock options granted to employees is estimated on the date of grant using the Black-Scholes option valuation model. This stock-based compensation expense valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variables include the expected term (weighted average period of time that the stock options granted are expected to be outstanding), the expected volatility of the Company’s common stock, expected risk-free interest rate and expected dividends. To the extent actual results differ from the estimates, the difference is recorded as a cumulative adjustment in the period estimates are revised. The Company accounts for forfeitures as they occur.
The Company uses the simplified calculation of expected term, as the Company does not have sufficient historical data to use any other method to estimate expected term. Expected volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The expected risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected dividend yield is 0% as the Company has not paid, and does not expect to pay, cash dividends.
The following assumptions used in the valuation of stock options and ESPP:

	Stock Option		ESPP
	Year ended January 31,		Year ended
	2020	2018	January 31, 2020
Expected Term	6.1 - 6.5 years	6.05 years	0.3 - 0.5 years
Expected volatility	43% - 44%	41%	40% - 42%
Risk-free interest rate	2.33% - 2.52%	1.62%	1.68% - 2.08%
Dividend yield	—%	—%	—%
Fair value of common stock on grant date	$11.67 - $19.36	$4.24	$23.82 - $38.62

There were no stock options granted to employees during the year ended January 31, 2019.
Note 12.    Other Income (Expense), Net
Other income (expense), net consist of the following (in thousands):

	Year ended January 31,
	2020	2019	2018
Interest income, net	$16,190	$13,400	$3,838
Unrealized gains (losses) on foreign exchange	(786)	(869)	1,970
Transaction losses on foreign exchange	(1,526)	(99)	(1,503)
Change in fair value of strategic investments	5,599	3,701	27
Other non-operating income, net	1,033	13	249
Other income (expense), net	$20,510	$16,146	$4,581

Note 13.    Income Taxes
Loss before income taxes consisted of the following (in thousands):

	Year ended January 31,
	2020	2019	2018
United States	$(294,259)	$(85,175)	$(100,364)
Foreign	(273,509)	(52,887)	(38,906)
Total	$(567,768)	$(138,062)	$(139,270)

The components of the Company’s provision for income tax are as follows (in thousands):

	Year ended January 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	303	355	20
Foreign	1,919	279	894
Total current	2,222	634	914
Deferred:
Federal	(120)	(200)	—
State	(23)	(120)	—
Foreign	(1,490)	526	(121)
Total deferred	(1,633)	206	(121)
Provision for income taxes	$589	$840	$793

A reconciliation of the U.S. federal statutory tax rate to the Company’s provision for income tax is as follows:

	Year ended January 31,
	2020	2019	2018
Tax at statutory federal rate	21.00%	21.00%	33.80%
State tax, net of federal benefit	12.68	2.12	2.19
Stock-based compensation	45.16	(2.95)	(2.29)
Credits	17.37	6.01	4.34
Foreign rate differential	(7.06)	9.52	(9.92)
Other	(1.49)	(3.80)	(0.55)
Change in statutory tax rates	0.01	0.13	(17.93)
Change in valuation allowance	(87.77)	(32.64)	(10.21)
Effective tax rate	(0.10)%	(0.61)%	(0.57)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities consisted of the following (in thousands):

	Year ended January 31,
	2020	2019	2018
Deferred tax assets (liabilities):
Accrued liabilities	$10,646	$7,907	$3,905
Accounts receivable	93	70	131
Deferred rent	—	4,304	1,438
Operating lease liabilities	51,085	—	—
Operating lease right-of-use assets	(42,919)	—	—
Net operating losses	415,236	65,385	46,736
Tax credits	120,743	22,116	13,510
Intangible assets	13,176	15,258	(108)
Property and equipment	2,566	870	1,637
Stock-based compensation	43,182	(2,549)	(275)
Other	(1,309)	(684)	88
Total gross deferred tax assets	612,499	112,677	67,062
Valuation allowance	(611,027)	(112,693)	(66,557)
Total deferred tax assets (liabilities), net	$1,472	$(16)	$505

The Company has assessed, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, such that a valuation allowance has been recorded, except for certain foreign subsidiaries which generate income. The valuation allowance increased $498.3 million, $46.1 million, and $14.2 million in the years ended January 31, 2020, 2019, and 2018, respectively.
As of January 31, 2020, the Company had U.S. federal and state net operating loss carryforwards of $1.5 billion and $1.2 billion, respectively, available to offset future taxable income. If not utilized, these carryforward losses will expire, in various amounts, for federal and state tax purposes, both beginning in 2029.
The Company had no Federal and California capital loss carryforwards as of January 31, 2020. In addition, the Company had $99.5 million and $54.0 million of federal and state research and development tax credits, respectively, available to offset future taxes as of January 31, 2020. If not utilized, the federal credits will begin to expire in 2029. California state research and development tax credits may be carried forward indefinitely.
Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the “ownership change” limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and other similar state provisions. Any annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.
The Company is required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. As of January 31, 2020, the Company’s total unrecognized tax benefits were $37.5 million, exclusive of interest and penalties described below. A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

	Year ended January 31,
	2020	2019	2018
Balance at beginning of period	$20,484	$18,545	$17,767
Increase related to prior year tax provisions	1	—	28
Decrease related to prior year tax provisions	(2,495)	(2,076)	(2,687)
Increase related to current year tax provisions	19,526	4,022	3,472
Lapse of statute of limitations	(21)	(7)	(35)
Balance at end of period	$37,495	$20,484	$18,545

As of January 31, 2020, the unrecognized tax benefits of $37.5 million, if recognized, would not affect the effective tax rate as it would be offset by the reversal of related deferred tax assets, which are subject to a full valuation allowance. Unrecognized tax benefits that would affect the effective tax rate, if recognized, as of January 31, 2019 and 2018 were not material.
The Company does not expect its gross unrecognized tax benefits to change significantly within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in provision for income taxes. Accrued interest and penalties were not material as of January 31, 2020 and 2019.
On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted, which contains significant changes to U.S. tax law. The impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which the Company will continue to monitor and assess. The Company does not currently anticipate that these changes will have a material impact on its consolidated financial statements. As the Company expands the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase its worldwide effective tax rate and harm our business, results of operations, and financial condition.
Under the provisions of the Tax Act, all foreign earnings are subject to U.S. taxation. As a result of the Tax Act, the Company intends to repatriate foreign earnings that have been taxed in the United States to the extent that the foreign earnings are not restricted by local laws and accounting rules.
The Company files tax returns in the U.S. (federal and various states) and other foreign jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, its income tax returns generally remain subject to examination by federal and most state tax authorities.
As of January 31, 2020, the Company was subject to an income tax audit by Ireland’s Office of the Revenue Commissioner (“Ireland Revenue”). The audit may result in an additional tax charge with related penalties and interest if the Company’s position is not upheld during the audit.
On July 27, 2015, the United States Tax Court issued a decision (“Tax Court Decision”) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (“Ninth Circuit”). On June 7, 2019, the Ninth Circuit issued an opinion (“Altera Ninth Circuit Opinion”) that reversed the Tax Court Decision. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. The taxpayer has until February 10, 2020 to request a hearing before the Supreme Court of the United States. As a result, the final outcome of the case is uncertain. Starting in the fourth quarter of 2020, the Company has included share-based compensation in its cost share allocation. Due to the full valuation allowance the Company has against its deferred tax assets in the U.S. and Ireland, the Company does not expect the change to have a significant impact to its income tax expense.
Note 14.    Net Loss per Share Attributable to Slack Common Stockholders
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
The following table presents the calculation of basic and diluted net loss per share attributable to Slack common stockholders (in thousands, except per share data):

	Year ended January 31,
	2020	2019	2018
Net loss attributable to Slack	$(571,058)	$(140,683)	$(140,085)
Less: Deemed dividends to preferred stock stockholders	—	—	40,883
Net loss attributable to Slack common stockholders	$(571,058)	$(140,683)	$(180,968)
Weighted average common shares outstanding	399,461	121,732	122,865
Net loss per share attributable to Slack common stockholders, basic and diluted	$(1.43)	$(1.16)	$(1.47)

Since the Company was in a loss position for all periods presented, basic net loss per share attributable to Slack common stockholders is the same as diluted net loss per share attributable to Slack common stockholders as the inclusion of all potential common shares outstanding would have been antidilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands)

	As of January 31,
	2020	2019	2018
Convertible preferred stock	—	373,372	337,483
Stock options	8,425	18,406	23,720
Unvested early exercised stock options	—	115	419
Restricted stock units	42,002	63,114	40,594
Restricted stock awards	1,579	2,289	894
Employee stock purchase plan	814	—	—
Total antidilutive securities	52,820	457,296	403,110

Note 15.    Geographic Information
See Note 2. Revenues for the Company’s revenue by geographic areas, as determined based on the billing address of its customers.
The following table sets forth the Company’s long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets (in thousands):

	As of January 31,
	2020	2019
United States	$256,695	$76,768
International	43,475	11,591
Total	$300,170	$88,359

Note 16.    Defined Contribution Plan
The Company provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan, that allows participating employees in the United States to contribute up to 100% of their pre-tax annual compensation subject to Internal Revenue Service limits. The Company matches employee contributions at a rate of 50%, up to a maximum annual matched contribution of $4,000 per employee. Employee contributions are always fully vested while the matching contributions fully vest following one year of employee’s credited service with the Company. The Company’s matching contributions to its 401(k) plan totaled $5.8 million, $3.7 million, and $2.2 million for the years ended January 31, 2020, 2019, and 2018, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
Effective November 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842). Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. There was no other change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2020.
Code of Conduct
Our board of directors has adopted a code of conduct that applies to all of our employees, officers, and directors. The full text of our code of conduct is available on our investor relations website at investor.slackhq.com under "Governance Documents". We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our code of conduct by posting such information on the website address and location specified above.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2020.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2020.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2020.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial statements.
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial statement schedules.
All financial statement schedules not listed above have been omitted because the information called for is not required, is not applicable or is otherwise included.

3.	Exhibits.
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-231041	3.2	May 13, 2019
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-231041	3.4	May 13, 2019
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-231041	4.1	April 26, 2019
4.2	Amended and Restated Investors’ Rights Agreement, dated May 9, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	333-231041	4.2	May 13, 2019
4.3	Description of Capital Stock.	Filed herewith
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-231041	10.1	April 26, 2019
10.2#	Amended and Restated 2009 Stock Plan, as amended, and forms of agreements thereunder.	S-1/A	333-231041	10.2	May 13, 2019
10.3#	Non-Plan Stock Grant Agreement, between the Registrant and the David Riley and Sarah Friar Revocable Trust dated August 11, 2006.	S-1	333-231041	10.3	April 26, 2019
10.4#	2019 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	333-231041	10.4	May 13, 2019
10.5#	2019 Employee Stock Purchase Plan.	S-1/A	333-231041	10.5	May 13, 2019
10.6#	Senior Executive Incentive Bonus Plan.	S-1	333-231041	10.6	April 26, 2019
10.7#	Executive Severance Plan.	S-1	333-231041	10.7	April 26, 2019
10.8#	Non-Employee Director Compensation Policy.	S-1	333-231041	10.8	April 26, 2019
10.9#	Offer Letter between the Registrant and Stewart Butterfield dated March 7, 2019.	S-1	333-231041	10.9	April 26, 2019
10.10#	Offer Letter between the Registrant and Allen Shim dated March 9, 2014.	S-1	333-231041	10.10	April 26, 2019
10.11#	Offer Letter between the Registrant and Robert Frati dated March 23, 2016.	S-1	333-231041	10.11	April 26, 2019
10.12	Lease Agreement between the Registrant and HART Foundry Square IV, LLC for Suite 100, dated January 24, 2018.	S-1	333-231041	10.12	April 26, 2019

10.13	Revolving Credit and Guaranty Agreement, dated as of May 30, 2019, among the Registrant, as the borrower, the Guarantors party thereto, the Lenders and Issuing Banks party thereto, and Morgan Stanley Senior Funding, Inc., as the administrative agent and the collateral agent.	S-1/A	333-231041	10.13	May 31, 2019
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of KPMG LLP, independent registered public accounting firm.	Filed herewith
24.1	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K).
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Slack Technologies, Inc.

March 12, 2020	By:	/s/ Stewart Butterfield
Stewart Butterfield
Chief Executive Officer
(Principal Executive Officer)

March 12, 2020	By:	/s/ Allen Shim
Allen Shim
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stewart Butterfield, Allen Shim, and David Schellhase, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stewart Butterfield	Chief Executive Officer and Director	March 12, 2020
Stewart Butterfield	(Principal Executive Officer)

/s/ Allen Shim	Chief Financial Officer	March 12, 2020
Allen Shim	(Principal Financial Officer)

/s/ Brandon Zell	Chief Accounting Officer	March 12, 2020
Brandon Zell	(Principal Accounting Officer)

/s/ Andrew Braccia	Director	March 12, 2020
Andrew Braccia

/s/ Edith Cooper	Director	March 12, 2020
Edith Cooper

/s/ Sarah Friar	Director	March 12, 2020
Sarah Friar

/s/ Sheila B. Jordan	Director	March 12, 2020
Sheila B. Jordan

/s/ Michael M. McNamara	Director	March 12, 2020
Michael M. McNamara

/s/ John O’Farrell	Director	March 12, 2020
John O’Farrell

/s/ Graham Smith	Director	March 12, 2020
Graham Smith