Form 10-Q
period 2020-04-30
Slack Technologies, Inc.
filed 2020-06-04
CIK 1764925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
There were 432,599,447 shares of the registrant’s Class A common stock outstanding and 131,098,885 shares of the registrant’s Class B common stock outstanding as of May 15, 2020.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the effect of uncertainties related to the global COVID-19 pandemic on U.S. and global economies, our business, results of operations, financial condition, demand for Slack, sales cycles, customer retention, and the health of our customers' businesses;
•our future financial performance, including our revenue, cost of revenue, and operating expenses;
•our ability to maintain the security and availability of Slack;
•our ability to increase the number of organizations on Slack and paid customers;
•our ability to grow or maintain our Net Dollar Retention Rate;
•our ability to achieve widespread adoption;
•our ability to optimize the pricing for Slack;
•our ability to effectively manage our growth and future expenses;
•our ability to maintain our network of partners;
•our ability to enhance Slack to respond to new technologies and requirements of organizations on Slack;
•our estimated market opportunity;
•the future benefits to be derived from new third-party applications and integrations;
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to comply with modified or new laws and regulations applying to our business;
•the attraction and retention of qualified employees and key personnel;
•our anticipated investments in sales and marketing and research and development;
•the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs;
•our ability to service the interest on our convertible notes and repay such notes, to the extent required;
•our ability to successfully defend litigation brought against us; and
•the increased expenses associated with being a public company.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	April 30, 2020	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,228,225	$498,999
Marketable securities	296,744	269,593
Accounts receivable, net	105,825	145,844
Prepaid expenses and other current assets	54,895	55,967
Total current assets	1,685,689	970,403
Restricted cash	38,490	38,490
Strategic investments	34,470	28,814
Property and equipment, net	101,668	102,340
Operating lease right-of-use assets	191,093	197,830
Intangible assets, net	12,372	13,530
Goodwill	48,598	48,598
Other assets	46,172	41,701
Total assets	$2,158,552	$1,441,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,965	$16,893
Accrued compensation and benefits	51,868	65,196
Accrued expenses and other current liabilities	31,699	32,123
Operating lease liability	30,515	30,465
Deferred revenue	380,022	375,263
Total current liabilities	507,069	519,940
Convertible senior notes, net	620,073	—
Operating lease liability, noncurrent	189,652	196,378
Deferred revenue, noncurrent	1,051	1,451
Other liabilities	3	38
Total liabilities	1,317,848	717,807
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	56	56
Additional paid-in-capital	2,135,753	1,945,446
Accumulated other comprehensive income (loss)	854	(71)
Accumulated deficit	(1,311,832)	(1,236,621)
Total Slack Technologies, Inc. stockholders’ equity	824,831	708,810
Noncontrolling interest	15,873	15,089
Total stockholders’ equity	840,704	723,899
Total liabilities and stockholders’ equity	$2,158,552	$1,441,706
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,
	2020	2019
Revenue	$201,650	$134,821
Cost of revenue	25,602	18,574
Gross profit	176,048	116,247
Operating expenses:
Research and development	91,225	51,103
Sales and marketing	110,320	66,838
General and administrative	50,654	36,744
Total operating expenses	252,199	154,685
Loss from operations	(76,151)	(38,438)
Interest expense	(2,842)	(113)
Interest income and other income, net	4,708	7,190
Loss before income taxes	(74,285)	(31,361)
Provision for income taxes	142	520
Net loss	(74,427)	(31,881)
Net income attributable to noncontrolling interest	784	1,451
Net loss attributable to Slack	$(75,211)	$(33,332)
Basic and diluted net loss per share:
Net loss per share attributable to Slack common stockholders, basic and diluted	$(0.13)	$(0.26)
Weighted-average shares used in computing net loss per share attributable to Slack common stockholders, basic and diluted	557,414	125,890
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2020	2019

Net loss	$(74,427)	$(31,881)
Other comprehensive income, net of tax:
Change in unrealized gain or loss on marketable securities	925	420
Other comprehensive income, net of tax	925	420
Comprehensive loss	(73,502)	(31,461)
Comprehensive income attributable to noncontrolling interest	784	1,451
Comprehensive loss attributable to Slack	$(74,286)	$(32,912)
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2020	555,360	$56	$1,945,446	$(71)	$(1,236,621)	$15,089	$723,899
Exercise of stock options	1,062	—	1,932	—	—	—	1,932
Vesting of early exercised stock options	—	—	2	—	—	—	2
Issuance of common stock upon settlement of restricted stock units (RSUs)	4,724	—	—	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	223,622	—	—	—	223,622
Purchases of capped calls related to convertible senior notes	—	—	(105,570)	—	—	—	(105,570)
Other comprehensive income	—	—	—	925	—	—	925
Issuance of common stock for employee share purchase plan	820	—	16,610	—	—	—	16,610
Stock-based compensation	—	—	53,711	—	—	—	53,711
Net income (loss)	—	—	—	—	(75,211)	784	(74,427)
Balance at April 30, 2020	561,966	$56	$2,135,753	$854	$(1,311,832)	$15,873	$840,704

	Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2019	373,372	$1,392,101	127,573	$13	$105,633	$(498)	$(665,563)	$9,920	$841,606
Exercise of stock options	—	—	2,694	—	2,907	—	—	—	2,907
Vesting of early exercised stock options	—	—	—	—	88	—	—	—	88
Issuance of restricted stock awards (RSAs)	—	—	505	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	420	—	—	420
Stock-based compensation	—	—	—	—	3,639	—	—	—	3,639
Net income (loss)	—	—	—	—	—	—	(33,332)	1,451	(31,881)
Balance at April 30, 2019	373,372	$1,392,101	130,772	$13	$112,267	$(78)	$(698,895)	$11,371	$816,779
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(74,427)	$(31,881)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,700	5,876
Stock-based compensation	53,711	3,639
Amortization of debt discount and issuance costs	2,366	—
Noncash operating lease expense	8,732	—
Amortization of deferred contract acquisition costs	3,143	1,463
Net amortization of bond premium (discount) on debt securities available for sale	171	(1,081)
Change in fair value of strategic investments	(1,638)	(3,025)
Other non-cash charges	592	37
Changes in operating assets and liabilities:
Accounts receivable	39,470	15,620
Prepaid expenses and other assets	(6,561)	(6,462)
Accounts payable	(3,746)	(1,039)
Operating lease liabilities	(8,671)	—
Accrued compensation and benefits	(13,328)	(15,298)
Deferred revenue	4,359	14,816
Other current and long-term liabilities	(2,144)	3,209
Net cash provided by (used in) operating activities	8,729	(14,126)
Cash flows from investing activities:
Purchases of marketable securities	(100,302)	(24,907)
Maturities of marketable securities	69,613	150,686
Sales of marketable securities	4,289	—
Purchases of property and equipment	(5,046)	(20,077)
Purchase of strategic investments	(4,018)	(3,100)
Proceeds from liquidation of strategic investments	—	2,858
Net cash provided by (used in) investing activities	(35,464)	105,460
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	842,016	—
Purchases of capped calls related to convertible senior notes	(105,570)	—
Proceeds from exercise of stock options	2,905	2,385
Issuance of common stock for employee stock purchase plan	16,610	—
Net cash provided by financing activities	755,961	2,385
Net increase in cash, cash equivalents and restricted cash	729,226	93,719
Cash, cash equivalents and restricted cash at beginning of period	537,489	201,260
Cash, cash equivalents and restricted cash at end of period	$1,266,715	$294,979

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$990	$346
Non-cash investing and financing activities:
Decrease in purchases of property and equipment included in liabilities	$(177)	$(8,664)
Debt issuance costs, accrued but not yet paid	$687	$—
Vesting of early exercised stock options	$2	$88
Unrealized short-term gain on marketable securities	$910	$563
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
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal year 2021, for example, refer to the fiscal year ended January 31, 2021.
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
The unaudited condensed consolidated balance sheet as of January 31, 2020 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. In management's opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of comprehensive loss, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020.
Convertible Senior Notes
In April 2020, the Company issued $862.5 million aggregate principal amount of 0.50% convertible senior notes due April 15, 2025 in a private offering, including the initial purchasers’ exercise in full of their option to purchase additional notes (the “Notes”). See Note 6 for additional details.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on information available as of the date of the condensed consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions; however, actual results could materially differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment related to the recent outbreak of the novel coronavirus pandemic (“COVID-19”).
The Company’s most significant estimates and judgments involve revenue recognition, stock-based compensation including the estimation of fair value of common stock, valuation of strategic investments, valuation of acquired goodwill and intangibles from acquisitions, period of benefit for deferred contract acquisition costs, fair value of the liability and equity components of the Notes, and uncertain tax positions.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk primarily consist of cash and cash equivalents, restricted cash, marketable securities, and accounts receivable. For cash, cash equivalents, restricted cash, and marketable securities, the Company is exposed to credit risk in the event of default by the financial institutions to the extent of the amounts recorded on the accompanying condensed consolidated balance sheets that are in excess of federal insurance limits. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the accompanying condensed consolidated balance sheets. The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates.
No customer accounted for 10% or greater of total accounts receivable as of April 30, 2020 and January 31, 2020. There were no customers representing 10% or greater of revenue for the three months ended April 30, 2020 and 2019.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements–Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K filed with the SEC on March 12, 2020. There have been no significant changes to these policies during the three months ended April 30, 2020, except for the accounting policy for the Notes issued in April 2020.
Convertible Senior Notes
The Notes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option using a market-based approach. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.
Recently Adopted Accounting Standards
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The Company adopted Topic 326 as of February 1, 2020. The adoption of this new standard did not have a material impact on the accompanying condensed consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors. The Company will continue to actively monitor the impact of the COVID-19 on expected credit losses.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company adopted ASU No. 2018-15 as of February 1, 2020 using a prospective transition approach. The adoption of this new standard did not have a material impact on the accompanying condensed consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which simplifies the accounting for income taxes by removing certain exceptions to the general principles of income taxes and reducing the cost and complexity in accounting for income taxes. The Company early adopted ASU No. 2019-12 as of February 1, 2020 using the prospective transition approach. The adoption of this new standard did not have a material impact on the accompanying condensed consolidated financial statements.

Note 2.    Revenue and Contract Costs
Contract Balances
Contract liabilities consist of deferred revenue. The changes in deferred revenue were as follows (in thousands):

Three Months Ended April 30, 2020
Balance, beginning of period	$376,714
Billings	206,009
Revenue	(201,650)
Balance, end of period	$381,073
The majority of revenue recognized in the three months ended April 30, 2020 was from the deferred revenue balance as of January 31, 2020.
Remaining Performance Obligation
The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which applies primarily to its monthly and annual subscription contracts. As of April 30, 2020, the remaining performance obligations that were unsatisfied or partially unsatisfied at the end of the reporting period were $379.1 million, of which 55% is expected to be recognized in the twelve months following April 30, 2020, with the balance to be recognized as revenue thereafter.
Disaggregation of Revenue
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended April 30,
	2020	2019
United States	$125,387	$84,329
International	76,263	50,492
Total	$201,650	$134,821
No individual foreign country contributed in excess of 10% of revenue for the three months ended April 30, 2020 and 2019.
Deferred Contract Acquisition Costs, Net
The Company deferred incremental costs of obtaining a contract of $12.6 million and $4.8 million for the three months ended April 30, 2020 and 2019, respectively. Deferred contract acquisition costs, net included in prepaid expenses and other current assets were $14.0 million and $11.2 million as of April 30, 2020 and January 31, 2020, respectively. Deferred contract acquisition costs, net included in other assets were $28.1 million and $21.4 million as of April 30, 2020 and January 31, 2020, respectively.
Amortized deferred contract acquisition costs were $3.1 million and $1.5 million for the three months ended April 30, 2020 and 2019, respectively. There was no impairment loss in relation to the deferred contract acquisition costs for any period presented in the accompanying condensed consolidated statements of operations.
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

The following tables provide the financial instruments measured at fair value on a recurring basis, within the fair value hierarchy (in thousands):

As of April 30, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$865,452	$—	$—	$865,452
Certificates of deposit	—	115,000	—	115,000
Commercial paper	—	9,999	—	9,999
Total cash equivalents	$865,452	$124,999	$—	$990,451
Marketable securities:
Certificates of deposit	$—	$9,038	$—	$9,038
Commercial paper	—	39,925	—	39,925
U.S. agency securities	—	44,725	—	44,725
U.S. government securities	—	60,468	—	60,468
International government securities	—	8,124	—	8,124
Corporate bonds	—	134,464	—	134,464
Total marketable securities	$—	$296,744	$—	$296,744
Noncurrent assets:
Strategic investments	$—	$—	$34,470	$34,470

As of January 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$357,524	$—	$—	$357,524
Commercial paper	—	69,882	—	69,882
Total cash equivalents	$357,524	$69,882	$—	$427,406
Marketable securities:
Commercial paper	$—	$19,795	$—	$19,795
U.S. agency securities	—	29,515	—	29,515
U.S. government securities	—	97,172	—	97,172
International government securities	—	8,115	—	8,115
Corporate bonds	—	114,996	—	114,996
Total marketable securities	$—	$269,593	$—	$269,593
Noncurrent assets:
Strategic investments	$—	$—	$28,814	$28,814
The following table presents additional information about Level 3 assets measured at fair value on a recurring basis (in thousands):

	Three Months Ended April 30,
	2020	2019
Balance at beginning of period	$28,814	$12,334
Purchases	4,018	3,100
Proceeds from liquidation	—	(3,193)
Realized gains (losses)	(300)	2,693
Unrealized gains relating to investments still held at reporting date	1,938	332
Balance at end of period	$34,470	$15,266
Convertible Senior Notes
As of April 30, 2020, the fair value of the Notes was approximately $959.6 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Note 4.    Balance Sheet Components
Cash, Cash Equivalents, and Marketable Securities
The following tables summarize the amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisting of the following (in thousands):

As of April 30, 2020	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$237,774	$—	$—	$237,774
Money market funds	865,452	—	—	865,452
Certificates of deposit	115,000	—	—	115,000
Commercial paper	9,992	7	—	9,999
Total cash and cash equivalents	1,228,218	7	—	1,228,225
Marketable securities:
Certificates of deposit	9,000	38	—	9,038
Commercial paper	39,805	120	—	39,925
U.S. agency securities	44,460	273	(8)	44,725
U.S. government securities	60,103	365	—	60,468
International government securities	8,097	27	—	8,124
Corporate bonds	134,088	426	(50)	134,464
Total marketable securities	295,553	1,249	(58)	296,744
Total cash, cash equivalents and marketable securities	$1,523,771	$1,256	$(58)	$1,524,969

As of January 31, 2020	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$71,593	$—	$—	$71,593
Money market funds	357,524	—	—	357,524
Commercial paper	69,891	—	(9)	69,882
Total cash and cash equivalents	499,008	—	(9)	498,999
Marketable securities:
Commercial paper	19,799	4	(8)	19,795
U.S. agency securities	29,460	55	—	29,515
U.S. government securities	97,071	102	(1)	97,172
International government securities	8,109	6	—	8,115
Corporate bonds	114,871	139	(14)	114,996
Total marketable securities	269,310	306	(23)	269,593
Total cash, cash equivalents and marketable securities	$768,318	$306	$(32)	$768,592
The Company periodically evaluates its investments for other-than-temporary declines in fair value. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer were immaterial as of April 30, 2020 and January 31, 2020. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of April 30, 2020 or January 31, 2020 to represent an other-than temporary impairment or credit losses.
The following table classifies marketable securities by contractual maturities (in thousands):

	As of
	April 30, 2020	January 31, 2020
Due in one year	$219,228	$190,344
Due in one to two years	77,516	79,249
Total	$296,744	$269,593
Property and Equipment, Net
The following is a summary of the Company’s property and equipment by category (in thousands):

	As of
	April 30, 2020	January 31, 2020
Leasehold improvements	$95,868	$98,770
Furniture and fixtures	26,492	27,384
Capitalized internal-use software costs	4,241	4,241
Computer equipment	3,454	3,183
Construction in progress	14,134	10,345
Property and equipment, gross	144,189	143,923
Less: accumulated depreciation and amortization	(42,521)	(41,583)
Property and equipment, net	$101,668	$102,340

Depreciation and amortization expense was $5.5 million and $4.8 million for the three months ended April 30, 2020 and 2019, respectively.
Intangible Assets, Net
Intangible assets consist of the following (in thousands):

April 30, 2020	Weighted-average remaining amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	5.2 years	$9,100	$2,329	$6,771
Developed technology	1.3 years	8,527	5,534	2,993
Patents	4.7 years	2,500	167	2,333
Assembled workforce	0.5 years	1,198	923	275
Total		$21,325	$8,953	$12,372

January 31, 2020	Weighted-average remaining amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	5.5 years	$9,100	$2,004	$7,096
Developed technology	1.6 years	8,527	4,976	3,551
Patents	4.9 years	2,500	42	2,458
Assembled workforce	0.7 years	1,198	773	425
Total		$21,325	$7,795	$13,530
Amortization expense of intangible assets was $1.2 million and $1.0 million for the three months ended April 30, 2020 and 2019, respectively.
As of April 30, 2020, expected amortization expense relating to intangible assets for each of the next five fiscal years and thereafter is as follows (in thousands):

Year ending January 31,
2021 (9 months remaining)	$3,299
2022	3,118
2023	1,800
2024	1,800
2025	1,759
Thereafter	596
Total	$12,372

Note 5.    Operating Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2031.
For the three months ended April 30, 2020, the Company recorded operating lease costs of $10.9 million including variable operating lease costs of $1.4 million and short-term leases of $0.8 million. The following table sets forth a summary of and other information pertaining to the Company’s operating leases for the three months ended April 30, 2020 (dollars in thousands):

Operating cash flows used for operating leases	$8,671
Operating lease liabilities arising from obtaining ROU assets	$—
Weighted average remaining terms	8.3 years
Weighted average discount rate	5.2%
Rent expense, net of sublease income under ASC 840 was $8.3 million for the three months ended April 30, 2019.
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year as of April 30, 2020 as follows (in thousands):

Year ending January 31,
2021 (9 months remaining)	$28,450
2022	46,738
2023	50,930
2024	49,520
2025	51,991
Thereafter	252,944
Gross lease payments	480,573
Less: Imputed interest	(61,081)
Less: Tenant improvement receivables	(14,177)
Less: Leases executed but not yet commenced	(185,148)
Present value of lease liabilities	$220,167

As of April 30, 2020, the Company had commitments of $185.1 million for non-cancelable operating leases of real estate facilities that have not yet commenced, and therefore are not included in the ROU assets or operating lease liabilities. These operating leases will commence in fiscal year 2021 with lease terms of 9.9 years to 12.0 years.
Note 6.    Debt and Financing Arrangements
Convertible Senior Notes

On April 9, 2020, the Company issued $862.5 million in aggregate principal amount of the Notes in a private offering pursuant to an Indenture dated April 9, 2020 (the “Indenture”), including the initial purchasers’ exercise in full of their option to purchase an additional $112.5 million principal amount of the Notes. The total net proceeds from the debt offering, after deducting initial purchaser discounts and debt issuance costs, paid or payable by us, were $841.3 million.
The Notes are senior, unsecured obligations of the Company and will accrue interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 0.50% per year. The Notes will mature on April 15, 2025, unless earlier converted, redeemed, or repurchased. The Notes are convertible into cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.
Holders of the Notes may convert all or any portion of their Notes at their option at any time prior to the close of business on January 14, 2025 only under the following circumstances:
•During any fiscal quarter commencing after the fiscal quarter ending on July 31, 2020 (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five business day period after any ten consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or
•Upon the occurrence of specified corporate events.
On or after January 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its Notes at any time, regardless of the foregoing.
The conversion rate was initially 32.2630 shares of the Company’s Class A common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $31.00 per share of the Company’s Class A common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event.
The Company may not redeem the Notes prior to April 20, 2023. The Company may redeem for cash all or any portion of the Notes, at its option, on a redemption date occurring on or after April 20, 2023 and on or before the 21st scheduled trading day immediately before the maturity date, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.
If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Notes then outstanding may declare the entire principal amount of all the Notes plus accrued special interest, if any, to be immediately due and payable.
The Notes are the Company’s general unsecured obligations and rank senior in right of payment to all of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment with all of the Company’s liabilities that are not so subordinated; effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated using a discount rate of 6.85%, which was determined by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $229.2 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate over the contractual terms of the Notes.
As of April 30, 2020, the net carrying amount of the liability component of the Notes was as follows (in thousands):

Principal	$862,500
Less: unamortized discount	(227,004)
Less: unamortized issuance costs	(15,423)
Net carrying amount	$620,073
As of April 30, 2020, the net carrying amount of the equity component of the Notes was as follows (in thousands):

Proceeds allocated to the conversion options (debt discount)	$229,249
Less: issuance costs	(5,627)
Carrying amount of the equity component	$223,622

The following table sets forth the interest expense recognized related to the Notes for the three months ended April 30, 2020 (in thousands):

Contractual interest expense	$252
Amortization of debt discount	2,245
Amortization of debt issuance costs	121
Total interest expense related to the Senior Notes	$2,618

Capped Call Transactions
In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions with certain financial institution counterparties (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $31.00 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $48.62 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 27.8 million shares of Class A common stock. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls expire on the earlier of (i) the last day on which any convertible securities remain outstanding and (ii) April 15, 2025, subject to earlier exercise. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, insolvency filings, and hedging disruptions. The Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $105.6 million incurred to purchase the capped call transactions was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheet.
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
As of April 30, 2020, the Company had no amounts or letters of credit issued and outstanding under the revolving credit facility. The Company’s total available borrowing capacity under the revolving credit facility was $215.0 million as of April 30, 2020.
Note 7.    Commitments and Contingencies
Letters of Credit
As of April 30, 2020, the Company had $38.5 million in standby letters of credit outstanding related to facility lease obligations in San Francisco, California and Denver, Colorado, which is included in restricted cash in the accompanying condensed consolidated balance sheets.
Hosting Commitments
On April 30, 2020, the Company executed an amendment to its existing agreement with Amazon Web Services (“AWS”). The amended agreement was effective as of May 1, 2020 and continues through April 30, 2025. Pursuant to the amended agreement, the Company has minimum annual commitments of $75.0 million which will increase by $5.0 million annually, for a total minimum commitment of $425.0 million.
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
Beginning in September 2019, seven purported class action lawsuits were filed against the Company, its directors, certain of its officers, and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with the Company’s registration statement on Form S-1 filed with the SEC (the “Registration Statement”). Six of these lawsuits were filed in the Superior Court of California for the County of San Mateo and one of these lawsuits was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, a lead plaintiff has been appointed and the operative complaint was filed in January 2020. In January 2020, the Company and the other defendants filed a motion to dismiss the complaint. In April 2020, the U.S. District Court for the Northern District of California granted in part and denied in part the motion to dismiss. On May 5, 2020, the Company and the other defendants filed a motion to certify the court’s order for interlocutory appeal. A hearing for the motion is scheduled for June 12, 2020. The six state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). The operative complaint was filed in the State Court Action in December 2019. The Company and the other defendants filed demurrers to the complaint on February 20, 2020. The state court will schedule a hearing on the demurrers once certain restrictions on court proceedings related to the COVID-19 pandemic are lifted. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased the Company’s Class A common stock issued pursuant and/or traceable to the Registration Statement.
In April 2020, three purported stockholder derivative lawsuits were filed against certain of the Company, its officers and certain of its current and former directors in the U.S. District Courts for the District of Delaware and the Northern District of California. The case filed in the Northern District of California was dismissed and re-filed in the United States District Court for the District of Delaware. The purported stockholder derivative lawsuits allege breaches of fiduciary duty in connection with the Registration Statement. The complaints seek declarations that the defendants breached their fiduciary duties to the Company, the award of unspecified damages to the Company, and certain reforms to the Company’s governance policies.
The Company believes these lawsuits are without merit and intends to vigorously defend them. Based on the preliminary nature of the proceedings in these cases, the outcomes of these matters remain uncertain.
In addition, the Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcomes of these matters, the Company believes that none of these ordinary course legal proceedings will have a material adverse effect on its condensed consolidated financial statements.
Indemnification Agreements
In the ordinary course of business, the Company provides indemnifications of varying scope and terms to customers, business partners, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from the Company’s breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from Slack, or the Company’s acts or omissions. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. It is not possible to determine the maximum potential loss under these indemnifications due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of April 30, 2020.
Note 8.    Stockholders' Equity
Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of April 30, 2020, the Company had authorized 5.0 billion shares of Class A common stock and 700.0 million shares of Class B common stock, each at par value of $0.0001. As of April 30, 2020, 430.9 million shares of Class A common stock and 131.1 million shares of Class B common stock were issued and outstanding.
Preferred Stock
The Company’s board of directors has the authority, without further action by the Company’s stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors.
Equity Incentive Plans
The Company maintains two equity incentive plans: the 2009 Stock Plan (the “2009 Plan”) and the 2019 Stock Option and Incentive Plan (the “2019 Plan”). All shares that remain available for future grants are under the 2019 Plan. In addition, the Company offers the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) to eligible employees.
Stock Options
A summary of stock option activity under the 2009 Plan and 2019 Plan is as follows (in thousands, except years and per share data):

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (In years)	Aggregate intrinsic value
Outstanding at January 31, 2020	8,425	$4.68	6.27	$135,224
Granted	1,678	24.31
Exercised	(1,062)	2.73
Cancelled	(151)	10.52
Outstanding at April 30, 2020	8,890	$8.52	6.93	$161,547
Stock options vested and exercisable at April 30, 2020	4,547	$1.65	4.83	$113,834
Stock options vested and expected to vest at April 30, 2020	8,890	$8.52	6.93	$161,547
As of April 30, 2020, there was $32.5 million of total unrecognized stock-based compensation related to outstanding stock options, which will be recognized over a weighted average period of 4.4 years.
Restricted Stock Units and Restricted Stock Awards
A summary of Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”) activity under the 2009 Plan and 2019 Plan is as follows (in thousands, except per share data):

	Restricted stock units		Restricted stock awards
	Number of shares	Weighted-average grant date fair value per share	Number of shares	Weighted-average grant date fair value per share
Unvested at January 31, 2020	42,002	$12.48	1,579	$8.91
Granted	7,929	24.13	—	—
Released	(4,724)	9.38	(123)	8.83
Cancelled	(1,281)	11.94	—	—
Unvested at April 30, 2020	43,926	$14.93	1,456	$8.92
As of April 30, 2020, there was $440.5 million of total unrecognized stock-based compensation related to unvested RSUs, which will be recognized over a weighted average period of 1.9 years. As of April 30, 2020, there was $12.4 million of total unrecognized stock-based compensation related to unvested RSAs, which will be recognized over a weighted average period of 3.5 years.
2019 Employee Stock Purchase Plan
For the three months ended April 30, 2020, 820,375 shares of Class A common stock were issued under the 2019 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2019 ESPP. As of April 30, 2020, total unrecognized compensation cost related to the 2019 ESPP was $4.0 million which will be amortized over a weighted average period of 0.4 years.
Stock-Based Compensation
The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
Cost of revenue	$2,354	$46
Research and development	27,419	1,635
Sales and marketing	14,075	382
General and administrative	9,863	1,576
Total	$53,711	$3,639

Note 9.   Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended April 30,
	2020	2019
Interest income	$3,187	$4,803
Unrealized gains on foreign exchange	44	276
Transaction losses on foreign exchange	(161)	(935)
Change in fair value of strategic investments	1,638	3,025
Other non-operating income, net	—	21
Interest income and other income, net	$4,708	$7,190

Note 10.    Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period.
For the three months ended April 30, 2020 and 2019, the Company recorded a tax provision of $0.1 million and $0.5 million on pretax losses of $74.3 million and $31.4 million, respectively. The effective tax rates for the three months ended April 30, 2020 and 2019 were (0.2)% and (1.7)%, respectively. For the three months ended April 30, 2020, the Company maintained a full valuation allowance on its U.S. federal, state, and certain foreign jurisdictions net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
In March 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, since the Company has recorded a full valuation allowance against its deferred tax assets, these changes to U.S. tax law do not have a material impact on the Company’s provision for income taxes in its condensed consolidated financial statements. In addition, although many countries in which the Company operates have also issued some form of COVID-19 related income tax guidance, this guidance does not have material impact on provision for income taxes in its condensed consolidated financial statements as of April 30, 2020.
In July 2015, the U.S. Tax Court issued an opinion favorable to Altera Corporation (“Altera”) with respect to the exclusion of stock-based compensation from its intercompany cost-sharing arrangement. In June 2019, the U.S. Court of Appeals reversed the 2015 decision of the U.S. Tax Court. In July 2019, Altera petitioned the Ninth Circuit for a rehearing of a larger panel of eleven Ninth Circuit judges. Altera’s petition for rehearing was denied in November, 2019. In February 2020, Altera filed a petition for writ of certiorari to the Supreme Court. The Company has considered the impact on its condensed consolidated financial statements which is not material after considering the valuation allowance and will continue to monitor the future developments in this case.
Note 11.    Net Loss per Share Attributable to Slack Common Stockholders
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

	Three Months Ended April 30,
	2020	2019
Numerator:
Net loss attributable to Slack	$(75,211)	$(33,332)
Denominator:
Weighted average common shares outstanding	557,414	125,890
Net loss per share attributable to Slack common stockholders, basic and diluted	$(0.13)	$(0.26)
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

	As of
	April 30, 2020	April 30, 2019
Convertible preferred stock	—	373,372
Shares related to convertible senior notes	—	—
Stock options	8,890	19,318
Unvested early exercised stock options	40	84
Restricted stock units	43,926	77,376
Restricted stock awards	1,456	2,642
Employee stock purchase plan	594	—
Total antidilutive securities	54,906	472,792
The Company had 373.4 million shares of preferred stock outstanding that were converted to shares of Class B common stock in connection with the direct listing of the Company’s Class A common stock on the New York Stock Exchange. These securities were potentially dilutive, as outstanding shares of preferred stock, through the date of conversion of June 7, 2019.
The Notes will not have an impact on the Company’s diluted earnings per share until the average market price of the Company’s Class A common stock exceeds the initial conversion price of approximately $31.00 per share, as the Company intends and has the ability to settle the principal amount of the Notes in cash upon conversion. The Company is required under the treasury stock method to compute the potentially dilutive shares of Class A common stock related to the Notes for periods the Company reports net income. However, upon conversion, there will be no economic dilution from the Notes until the average market price of the Company’s Class A common stock exceeds the cap price of $48.62 per share, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the cap price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive under the treasury stock method.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under the section titled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. Our fiscal year ends January 31.
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
Slack provides an easy way for users to share and aggregate information from other software, take action on notifications, and advance workflows in a multitude of third-party applications, over 2,200 of which are listed in the Slack App Directory. Developers have collectively created more than 650,000 third-party applications or custom integrations that were used in a typical week during the three months ended April 30, 2020. Further, Slack’s platform capabilities extend beyond integrations with third-party applications and allow for easy integrations with an organization’s internally-developed software. As of April 30, 2020, we had more than 750,000 organizations with three or more users on either a free or paid subscription plan.
COVID-19 Update
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and the related public health measures, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.
The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. In the three months ended April 30, 2020, we experienced a significant increase in demand and usage of Slack, including an increase in our number of paid customers. However, we have already seen the rate of new customer acquisition revert to a level more in-line with historical trends. We do not expect the significant increase in the number of paid customers associated with the initial shelter-in-place orders associated with the COVID-19 pandemic to recur. In addition, we experienced an increase in paid customer churn during the three months ended April 30, 2020 and we expect elevated paid customer churn to continue due to the effects of the COVID-19 pandemic.
In an effort to assist both new and existing paid customers facing challenges due to the economic impact of the COVID-19 pandemic, we have entered into, and expect to continue to enter into, more custom contracts and billing arrangements with new and existing paid customers, which may be less advantageous to us than our standard term contracts. These arrangements have included provisions such as the ability to defer payments, to pay in installments or over longer time periods, and other collection flexibility. We have also granted, and may in the future grant, billing concessions to existing paid customers. We do not expect these billing arrangements to have a significant impact on our future revenue, but they will negatively impact our future Calculated Billings and Free Cash Flow.
We expect that there will be volatility in customer demand and buying habits as the COVID-19 pandemic continues, and we may experience curtailed customer demand that could materially adversely impact our business, results of operations, and financial performance in future periods. The COVID-19 pandemic and its adverse effects have been more prevalent in the locations where we, our customers, suppliers, and third-party business partners conduct business. This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, will likely decrease IT spending, adversely affect and cause volatility in demand for Slack, attrition rates, the ability of our salespeople to travel to potential customers and of our customer success team to conduct in-person trainings and consulting work, negatively impact expected spending from new customers, increase sales cycle times, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition. In addition, to prepare for potential surges in demand, we may incur additional costs and make additional investments in order to meet the demands of increased customer usage of Slack and additional product development efforts during this time may put additional pressure on our technical infrastructure.

The COVID-19 pandemic also presents challenges as our entire workforce is currently working remotely and shifting to assisting new and existing customers who are also generally working remotely. All of our currently planned customer, employee, and industry events have been shifted to virtual-only experiences, and we may deem it advisable to similarly alter, postpone, or cancel entirely, additional customer, partner, employee, or industry events in the future. We have a limited history of having a remote workforce and the long-term impact on, and the resulting types of continuing investments for, our employee base is uncertain. In addition, we may incur increased workforce costs, including costs associated with implementing additional personnel and workplace safety protocols, the accrual of unused paid time off, and workplace or labor claims and disputes related to COVID-19.
While we have developed and continue to develop plans to help mitigate the potential negative impact of the outbreak on our business, these efforts may not be effective and a protracted economic downturn will likely limit the effectiveness of our mitigation efforts. Due to our subscription-based business model, the effect of the COVID-19 may not be fully reflected in our results of operations until future periods, if at all. We are continuing to understand the long-term net effect and anticipated future magnitude of the above factors on our results for future periods and such forecasts are inherently uncertain. See Part II, Item 1A, “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business, financial condition, and results of operations.
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
As of April 30, 2020 and 2019, we had approximately 122,000 and 95,000 Paid Customers, respectively.
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
As of April 30, 2020, we had 963 Paid Customers >$100,000, who contributed approximately 49% of revenue for the three months then ended. As of April 30, 2019, we had 645 Paid Customers >$100,000, who contributed approximately 43% of revenue for the three months then ended.

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
As of April 30, 2020 and 2019, our Net Dollar Retention Rate was 132% and 138%, respectively. Our Net Dollar Retention Rate has declined year over year as our base of revenue has grown and our penetration within existing, long-term Paid Customers has increased. Our Net Dollar Retention Rate will fluctuate in future periods due to a number of factors, including the growing level of our revenue base, the level of penetration within our Paid Customer base, expansion of products and features, and our ability to retain our Paid Customers.
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

	Three Months Ended April 30,
	2020	2019
	(In thousands)
Calculated Billings	$206,009	$149,637
Free Cash Flow	$3,683	$(34,203)
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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to Calculated Billings, for each of the periods presented:

	Three Months Ended April 30,
	2020	2019
	(In thousands)
Revenue	$201,650	$134,821
Add: Total deferred revenue, end of period	381,073	256,689
Less: Total deferred revenue, beginning of period	(376,714)	(241,873)
Calculated Billings	$206,009	$149,637
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
The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Free Cash Flow, for each of the periods presented:

	Three Months Ended April 30,
	2020	2019
	(In thousands)
Net cash provided by (used in) operating activities	$8,729	$(14,126)
Purchases of property and equipment	(5,046)	(20,077)
Free Cash Flow	$3,683	$(34,203)
Net cash provided by (used in) investing activities	$(35,464)	$105,460
Net cash provided by financing activities	$755,961	$2,385

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
Overhead Allocation and Employee Compensation Costs
We allocate shared costs, such as facilities (including lease, utilities, and depreciation on equipment shared by all departments) and information technology, or IT, costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category. Employee compensation costs, or personnel costs, include salaries, bonuses, benefits, and stock-based compensation for cost of revenue and each operating expense category and also includes sales commissions for sales and marketing.
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
General and Administrative. General and administrative expenses consist primarily of personnel costs for our finance and accounting, legal, human resources, and other administrative teams as well as for certain executives and professional fees, including audit, legal, and recruiting services. We expect to increase the size of our general and administrative function to support the growth of our business. We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and increased expenses in the areas of insurance, investor relations, and professional services. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. We expect, however, that our general and administrative expenses will decrease as a percentage of our revenues over time, although the percentage may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our general and administrative expenses.
Interest Expense
After our issuance of 0.50% convertible senior notes due 2025, or the Notes, in an aggregate principal amount of $862.5 million in April 2020, interest expense consists primarily of contractual interest expense and amortization of the discount and debt issuance costs on our Notes.
Interest Income and Other Income, Net
Interest income and other income, net consists primarily of interest income earned on our cash, cash equivalents, and marketable securities, gains or losses on foreign currency exchange, and the change in fair value of our strategic investments.
Provision for Income Taxes
Provision for income taxes consists primarily of U.S. federal, state income taxes, and income taxes in certain foreign jurisdictions in which we conduct business. Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented other than provisions for foreign income tax.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended April 30,
	2020	2019
	(In thousands)
Revenue	$201,650	$134,821
Cost of revenue(1)	25,602	18,574
Gross profit	176,048	116,247
Operating expenses:
Research and development(1)	91,225	51,103
Sales and marketing(1)	110,320	66,838
General and administrative(1)	50,654	36,744
Total operating expenses	252,199	154,685
Loss from operations	(76,151)	(38,438)
Interest expense	(2,842)	(113)
Interest income and other income, net	4,708	7,190
Loss before income taxes	(74,285)	(31,361)
Provision for income taxes	142	520
Net loss	(74,427)	(31,881)
Net income attributable to noncontrolling interest(2)	784	1,451
Net loss attributable to Slack	$(75,211)	$(33,332)
_______________
(1)Includes stock-based compensation as follows:

	Three Months Ended April 30,
	2020	2019
	(In thousands)
Cost of revenue	$2,354	$46
Research and development	27,419	1,635
Sales and marketing	14,075	382
General and administrative	9,863	1,576
Total stock-based compensation	$53,711	$3,639
(2)Our condensed consolidated financial statements include our majority-owned subsidiary, Slack Fund. The ownership interest of minority investors in Slack Fund is recorded as a noncontrolling interest.

	Three Months Ended April 30,
	2020	2019
Revenue	100%	100%
Cost of revenue	13	14
Gross profit	87	86
Operating expenses:
Research and development	45	38
Sales and marketing	55	50
General and administrative	25	27
Total operating expenses	125	115
Loss from operations	(38)	(29)
Interest expense	(1)	—
Interest income and other income, net	2	6
Loss before income taxes	(37)	(23)
Provision for income taxes	—	1
Net loss	(37)	(24)
Net income attributable to noncontrolling interest	—	1
Net loss attributable to Slack	(37)%	(25)%

Comparison of the Three Months Ended April 30, 2020 and 2019
Revenue and Cost of Revenue

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(In thousands)
Revenue	$201,650	$134,821	$66,829	50%
Cost of revenue	25,602	18,574	7,028	38
Gross profit	$176,048	$116,247	$59,801	51
Revenue increased $66.8 million, or 50%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase in revenue was primarily due to expansion within our existing Paid Customers, as reflected by our Net Dollar Retention Rate of 132% as of April 30, 2020, and the addition of new Paid Customers, as our number of Paid Customers grew from 95,000 as of April 30, 2019 to 122,000 as of April 30, 2020.
Cost of revenue increased $7.0 million, or 38%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was primarily due to a $2.5 million increase in stock-based compensation and related employer payroll taxes, primarily driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our direct listing of our Class A common stock on the New York Stock Exchange, or the Direct Listing, in June 2019, a $2.4 million increase in third-party hosting costs as the number of organizations on, and usage of, Slack in general increased, a $1.4 million increase in personnel and related costs, and a $0.5 million increase in facility- and IT-related overhead costs due to additional headcount to support the growth in organizations on Slack.

Operating Expenses

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$91,225	$51,103	$40,122	79%
Sales and marketing	110,320	66,838	43,482	65
General and administrative	50,654	36,744	13,910	38
Total operating expenses	$252,199	$154,685	$97,514	63
Research and Development
Research and development expenses increased $40.1 million, or 79%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was primarily due to a $28.1 million increase in stock-based compensation and related employer payroll taxes, primarily driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our Direct Listing in June 2019, an $11.2 million increase in personnel costs related to increased headcount, and a $1.3 million increase in facility- and IT-related overhead costs to support our headcount growth and the continued development and scalability of Slack.
Sales and Marketing
Sales and marketing expenses increased $43.5 million, or 65%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was primarily due to a $14.9 million increase in stock-based compensation and related employer payroll taxes, primarily driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our Direct Listing in June 2019. Personnel costs, which include customer experience and infrastructure employee costs for users of our free version, increased by $12.9 million related to increased sales and marketing headcount to support our growth. The increase was also driven by an increase in marketing expenses of $10.5 million due to more spending on advertising, a $3.2 million increase in facility- and IT-related overhead costs to support our headcount growth, and a $1.8 million increase in third-party hosting costs for users on a Free subscription plan of Slack primarily due to continuing growth in our user base.
General and Administrative
General and administrative expenses increased $13.9 million, or 38%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was primarily due to a $9.2 million increase in stock-based compensation and related employer payroll taxes, primarily driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with our Direct Listing in June 2019, and a $4.6 million increase in personnel costs related to increases in our administrative, finance and accounting, legal, IT, and human resources headcount.
Interest Expense
Interest expense increased by $2.7 million for the three months ended April 30, 2020 compared to the three months ended April 30, 2019, due to contractual interest expense and amortization of the discount and costs on the Notes.
Interest Income and Other Income, Net
Interest income and other income, net was $4.7 million for the three months ended April 30, 2020, a decrease of $2.5 million from the three months ended April 30, 2019. The decrease in interest income and other income, net was primarily driven by a decrease of interest income of $1.6 million due primarily to a decrease in interest rates, a net decrease in realized and unrealized gains from our strategic investments of $1.4 million, partially offset by an increase of net foreign exchange gains of $0.5 million.
Provision for Income Taxes
The provision for income taxes was $0.1 million for the three months ended April 30, 2020, a decrease of $0.4 million from the three months ended April 30, 2019, primarily related to tax benefit from foreign research and development credits and excess tax benefit associated with stock-based compensation in certain foreign jurisdiction.

Liquidity and Capital Resources
As of April 30, 2020, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $1,266.7 million and marketable securities of $296.7 million. Cash and cash equivalents are comprised of bank deposits, money market funds, certificates of deposit, and commercial paper. Restricted cash consists of cash deposited with financial institutions as collateral for our obligations under the facility leases in San Francisco, California and Denver, Colorado. As of April 30, 2020, our restricted cash totaled $38.5 million. Marketable securities are comprised of certificates of deposit, commercial paper, U.S. agency securities, U.S. government securities, international government securities, and corporate bonds. Substantially all cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our convertible preferred stock, convertible senior notes, common stock and cash generated from the sale of our subscriptions.
We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1.3 billion as of April 30, 2020. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business.
In April 2020, we completed our private offering of the Notes and received aggregate proceeds of $862.5 million, before deducting issuance costs of $21.2 million. In connection with the Notes, we entered into privately negotiated capped call transactions with certain counterparties, or the Capped Calls, with respect to our Class A common stock. We used an aggregate amount of $105.6 million of the net proceeds from the sale of the Notes to purchase the Capped Calls.
In May 2019, we entered into a $215.0 million revolving credit and guaranty agreement with a syndicate of financial institutions. The revolving credit facility has an accordion option, which, if exercised, would allow us to increase the aggregate commitments by up to the greater of $200.0 million and 100% of the consolidated adjusted EBITDA of us and our subsidiaries, plus an unlimited amount subject to satisfaction of certain leverage ratio based compliance tests after giving effect to the exercise, in each case subject to obtaining additional lender commitments and satisfying certain conditions. Pursuant to the terms of the revolving credit facility, we may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing under such facility. As of April 30, 2020, we had no amounts or letters of credit issued and outstanding under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $215.0 million as of April 30, 2020.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2020	2019
	(In thousands)
Net cash provided by (used in) operating activities	$8,729	$(14,126)
Net cash provided by (used in) investing activities	(35,464)	105,460
Net cash provided by financing activities	755,961	2,385
Net increase in cash, cash equivalents and restricted cash	$729,226	$93,719
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
During the three months ended April 30, 2020, operating activities provided $8.7 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $74.4 million, impacted by $73.8 million non-cash charges and $9.4 million of cash provided from changes in our operating assets and liabilities. The non-cash charges primarily consisted $53.7 million in stock-based compensation, $8.7 million of non-cash operating lease expenses, $6.7 million of depreciation and amortization, $3.1 million of amortization of deferred contract acquisition costs, and $2.4 million of amortization of debt discount and issuance cost, partially offset by a $1.6 million net gain as a result of the change in fair value of our strategic investments. The cash provided from changes in our operating assets and liabilities was primarily due to a $39.5 million decrease in accounts receivable, reflecting an increase in collections and seasonal decrease in billings and a $4.4 million increase in deferred revenue due to additional billings with new and existing paid customers. These amounts were partially offset by a $13.3 million decrease in accrued compensation and benefits mainly due to the payment of our corporate bonus to employees, $8.7 million of operating lease payments, $6.6 million increase in prepaid expenses and other assets, a $3.7 million decrease in accounts payable due to the timing of payments, and a $2.1 million decrease in accrued expenses and other liabilities.
During the three months ended April 30, 2019, operating activities used $14.1 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $31.9 million, impacted by $6.9 million non-cash charges and $10.8 million of cash provided from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $5.9 million of depreciation and amortization, $3.6 million in stock-based compensation, and $1.5 million of amortization of deferred contract acquisition costs, partially offset by a $3.0 million net gain as a result of the change in fair value of our strategic investments and $1.1 million of net amortization of bond discount on debt securities available for sale. The cash provided from changes in our operating assets and liabilities was primarily due to a $15.6 million decrease in accounts receivable, reflecting an increase in collections and seasonal decrease in billings, a $14.8 million increase in deferred revenue due to additional billings with new and existing paid customers, and a $3.2 million increase in accrued expenses and other liabilities as a result of our increased spending and headcount associated with the growth of our business. These amounts were partially offset by a $15.3 million decrease in accrued compensation and benefits mainly due to the payment of our corporate bonus to employees and a $6.5 million increase in prepaid expenses and other assets, including a $3.2 million increase in deferred commissions, a $2.7 million increase in prepaid hosting services, and a $1.0 million decrease in accounts payable due to the timing of payments.
Cash Provided by (Used in) Investing Activities
Net cash used in investing activities during the three months ended April 30, 2020 was $35.5 million, which was primarily driven by cash used to purchase marketable securities of $100.3 million, property and equipment of $5.0 million, and strategic investments of $4.0 million, partially offset by sales and maturities of marketable securities of $73.9 million.
Net cash provided by investing activities during three months ended April 30, 2019 was $105.5 million, which was primarily driven by maturities of marketable securities of $150.7 million, partially offset by cash used to purchase marketable securities of $24.9 million, property and equipment of $20.1 million, and strategic investments of $3.1 million.
Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended April 30, 2020 was $756.0 million, primarily driven by proceeds from issuance of the Notes of $842.0 million, net of issuance costs, proceeds from employee purchases of common stock under the employee stock purchase plan of $16.6 million, and the exercise of stock options to purchase common stock of $2.9 million, offset by a payment for Capped Calls related to the Notes of $105.6 million.
Net cash provided by financing activities for the three months ended April 30, 2019 was $2.4 million, driven by the exercise of stock options to purchase common stock of $2.4 million.
Contractual Obligations and Commitments
Our principal contractual commitments primarily consist of obligations under the Notes (including principal and coupon interest), operating leases for office space, and datacenter operations. For additional information of the Notes, operating lease obligations, and hosting commitments, refer to Note 5, Note 6, and Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Except for the Notes and datacenter operations, there has been no material change in our other contractual obligations primarily related to IT operations, sales and marketing activities, and acquisition related obligations in the ordinary course of business since our fiscal year ended January 31, 2020. See our Annual Report on Form 10-K filed with the SEC on March 12, 2020 for additional information regarding our contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of April 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 1. Description of Business and Summary of Significant Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on March 12, 2020. There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2020, except for the new accounting policy for the Notes issued in April 2020.
Convertible Senior Notes
The Notes are accounted for in accordance with the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification, or ASC, Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option using a market-based approach. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective terms of the Notes using an effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.
Recent Accounting Pronouncements
See Note 1 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:

Interest Rate Risk
We had cash and cash equivalents of $1,228.2 million and marketable securities of $296.7 million as of April 30, 2020, which consisted of bank deposits, money market accounts, certificates of deposit, commercial paper, U.S. agency securities, U.S. government securities, international government securities, and corporate bonds. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
In April 2020, we issued the Notes with an aggregate principal amount of $862.5 million. The Notes have a fixed annual interest rate of 0.50%; accordingly, we do not have economic interest rate exposure on the Notes. However, the fair market value of the Notes is exposed to interest rate risk. Generally, the fair market value of the fixed interest rate of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Notes fluctuates when the market price of our Class A common stock fluctuates. The fair market value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. See Note 3 to our condensed consolidated financial statements for more information.
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
We have foreign currency exchange risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, British Pound, Japanese Yen and Canadian Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains (losses) related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, sales, or expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are currently working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are regularly subject to claims, demands, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings involving employment, anti-discrimination, commercial disputes, competition, intellectual property disputes, including infringement of patents and other intellectual property, and other matters, and we may become subject to additional types of claims, demands, lawsuits, arbitration proceedings, administrative actions, government investigations, and legal and regulatory proceedings in the future and as our business grows, including proceedings related to acquisitions, securities issuances or business practices, or public disclosures about our business. Some of these are initiated by us and some are initiated against us. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop.

Beginning in September 2019, seven purported class action lawsuits were filed against us, our directors, certain of our officers, and certain investment funds associated with certain of our directors, each alleging violations of securities laws in connection with our registration statement on Form S-1 filed with the SEC, or the Registration Statement. Six of these lawsuits were filed in the Superior Court of California for the County of San Mateo and one of these lawsuits was filed in the U.S. District Court for the Northern District of California, or the Federal Action. In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, a lead plaintiff has been appointed and the operative complaint was filed in January 2020. In January 2020, the Company and the other defendants filed a motion to dismiss the complaint. In April 2020, the U.S. District Court for the Northern District of California granted in part and denied in part the motion to dismiss. On May 5, 2020, the Company and the other defendants filed a motion to certify the court’s order for interlocutory appeal. A hearing for the motion is scheduled for June 12, 2020. The six state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370, or the State Court Action. The operative complaint was filed in the State Court Action in December 2019. The Company and the other defendants filed demurrers to the complaint on February 20, 2020. A hearing on the demurrers was heard on June 3, 2020, but no ruling has been issued. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased our Class A common stock issued pursuant and/or traceable to the Registration Statement.
In April 2020, three purported stockholder derivative lawsuits were filed against certain of our officers and certain of our current and former directors in the U.S. District Courts for the District of Delaware and the Northern District of California. The case filed in the Northern District of California was dismissed and re-filed in the United States District Court for the District of Delaware. The plaintiffs in these three cases have moved to consolidate the lawsuits. The purported stockholder derivative lawsuits allege breaches of fiduciary duty in connection with our Registration Statement. The complaints seek declarations that the defendants breached their fiduciary duties to the Company, the award of unspecified damages to the Company, and certain reforms to the Company’s governance policies.
We believe these lawsuits are without merit and we intend to vigorously defend them. Based on the preliminary nature of the proceedings in these cases, the outcomes of these matters remain uncertain.

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
Risks Related to Our Business
The global COVID-19 pandemic could harm our business, results of operations, and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and the related public health measures, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. We expect that this outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, will likely decrease IT spending, adversely affect demand for Slack, cause one or more of our paid customers to file for bankruptcy protection or go out of business, affect attrition rates, affect the ability of our salespeople to travel to potential customers and the ability of our customer success team to conduct in-person trainings and consulting work, negatively impact expected spending from new customers, negatively impact collections of accounts receivable, harm our business, results of operations, financial condition, and could have other currently unforeseen negative impacts on us. While we have developed and continue to develop plans to help mitigate the potential negative impact of the outbreak on our business, these efforts may not be effective and a protracted economic downturn will likely limit the effectiveness of our mitigation efforts.
While we estimate that less than 20% of our business is derived from the industries most directly impacted by the COVID-19 pandemic, such as travel, hospitality, commercial real estate, ride sharing and retail, many of our paid customers have been negatively impacted by the COVID-19 pandemic and we experienced an increase in paid customer churn during the three months ended April 30, 2020. We also experienced an increase in paid customer churn from small businesses, from which we estimate approximately 25% of our business is derived. We expect elevated paid customer churn to continue due to the effects of the COVID-19 pandemic.
Further, the sales cycle for the evaluation and implementation of our paid versions, Standard and Plus, which typically ranges from a single day to multiple months, and of Enterprise Grid, which can typically range from multiple months to years, could lengthen, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. If our paid customers fail to pay us or reduce their spending with us, we will be adversely affected by an inability to collect amounts due, the cost of enforcing the terms of our contracts, including litigation, or a reduction in revenue. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue and we expect to face difficulty accurately developing our financial forecasts.
The COVID-19 pandemic also presents challenges as our entire workforce is currently working remotely and shifting to assisting new and existing customers who are also generally working remotely. All of our currently planned customer, employee, and industry events have been shifted to virtual-only experiences, and we may deem it advisable to similarly alter, postpone, or cancel entirely, additional customer, partner, employee, or industry events in the future. In addition, we may incur increased workforce costs including costs associated with implementing additional personnel and workplace safety protocols, the accrual of unused paid time off, and workplace or labor claims and disputes related to COVID-19.
It is not possible for us to predict the duration or magnitude of the adverse results of the COVID-19 pandemic and its effects on our business, results of operations, or financial condition at this time. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
We have incurred significant net losses in each year since our inception, including net losses of $568.4 million, $138.9 million, and $140.1 million in fiscal years 2020, 2019, and 2018, respectively. We expect to continue to incur net losses for the foreseeable future and we may not achieve or maintain profitability in the future. Because the market for Slack, and the features, integrations, and capabilities we offer on Slack, is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand our partnerships, operations, and infrastructure, both domestically and internationally, continue to enhance Slack and develop and expand its features, integrations and capabilities, and expand and improve our application programming interfaces, or APIs. We also intend to continue to build and enhance Slack through both internal research and development as well as selectively pursuing acquisitions that can uniquely contribute to Slack’s capabilities. In addition, as we grow and transition to being a public company, we will incur additional significant legal, accounting, and other expenses that we did not incur as a private company. If our revenue does not increase to offset the expected increases in our operating expenses, we will not be profitable in future periods. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including any failure to increase the number of organizations on Slack, increase the number of our paid customers, or grow or maintain our Net Dollar Retention Rate, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, slowing demand for Slack, additional regulatory burdens, or increasing competition. As a result, our past financial performance may not be indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our Class A common stock to decline
We have experienced rapid growth in recent periods and our recent growth rates may not be indicative of our future growth.
We have experienced rapid growth in recent periods. Our revenue was $630.4 million, $400.6 million, and $220.5 million for the years ended January 31, 2020, 2019, and 2018, respectively, representing annual growth of 57% and 82%, respectively. While our revenue continues to grow, our rates of revenue growth are slowing and may continue to slow in the future. Further, as we operate in a new and rapidly changing category of software, widespread acceptance and use of Slack is critical to our future growth and success. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
•attract new users and organizations, including larger organizations;
•provide excellent customer experience;
•maintain the security and reliability of Slack;
•grow or maintain our Net Dollar Retention Rate, expand usage within organizations on Slack, and sell premium versions of Slack;
•convert users of and organizations on our free version into paid customers;
•introduce and grow adoption of Slack in new markets outside of the United States;
•expand usage of Slack between organizations through shared channels;
•achieve widespread acceptance and use of Slack;
•adequately expand our sales force;

•expand the features and capabilities of Slack, including through the creation and use of additional integrations, and without compromising existing features and functionality;
•comply with existing and new applicable laws and regulations;
•price Slack effectively so that we are able to attract and retain paid customers without compromising our profitability;
•successfully compete against established companies and new market entrants, as well as existing software tools; and
•increase awareness of our brand on a global basis.
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
Additionally, we expect our paid customer and revenue growth rates to be volatile in the near term as a result of the COVID-19 pandemic, and we are unable to predict the duration, degree, or volatility of future growth with any certainty. For example, in the three months ended April 30, 2020, we experienced a significant increase in demand and usage of Slack, including an increase in our number of paid customers. However, we have already seen the rate of new customer acquisition revert to a level more in-line with historical trends. We do not expect the significant increase in the number of paid customers associated with the initial shelter-in-place orders associated with the COVID-19 pandemic to recur. In addition, we experienced an increase in paid customer churn during the three months ended April 30, 2020 and we expect elevated paid customer churn to continue due to the effects of the COVID-19 pandemic.
If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.
We have experienced, and expect to continue to experience, rapid growth in our operations and employee headcount, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 716 employees as of January 31, 2017 to 2,165 employees as of April 30, 2020. We have established international offices, including offices in Australia, Canada, France, Germany, Ireland, India, Japan, South Korea, and the United Kingdom, and we plan to continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of users, organizations, and integrations on Slack, and in the amount of data that Slack supports. Additionally, our organizational structure is becoming more complex as we scale our operational, financial, and management controls as well as our reporting systems and procedures. Further, as our employees work from geographic areas across the globe, we will require investment of resources and close monitoring of local regulations and requirements that continually change due to events that may have a global impact, such as the COVID-19 pandemic, and we may experience unpredictability in our expenses, employee productivity, and employee work culture.
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
Our quarterly results of operations may fluctuate from quarter to quarter as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:
•the level of demand for Slack;
•our ability to grow or maintain our Net Dollar Retention Rate, expand usage within organizations on Slack, and sell premium versions of Slack;
•the impact of market volatility and economic downturns caused by the COVID-19 pandemic on our business;
•our ability to convert users of and organizations on our free version into paid customers;
•the timing and success of new features, integrations, capabilities, and enhancements by us to Slack or by our competitors to their products or any other change in the competitive landscape of our market;
•our ability to achieve widespread acceptance and use of Slack;
•errors in our forecasting of the demand for Slack, which could lead to lower revenue, increased costs or both;
•the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that we may incur to maintain and expand our business and operations and to remain competitive;
•the timing of other expenses and recognition of revenue, particularly as we sell to larger and more international organizations;
•the timing of customer payments or contract modifications, and any difficulty in collecting accounts receivable from customers, including as a result of the effects of the COVID-19 pandemic;
•security breaches, technical difficulties, or interruptions to Slack resulting in service level agreement credits;
•adverse litigation judgments, other dispute-related settlement payments, or other litigation-related costs;
•regulatory fines;
•changes in, and continuing uncertainty in relation to, the legislative or regulatory environment;
•legal and regulatory compliance costs in new and existing markets;
•the number of new employees hired;
•the rate of expansion and productivity of our sales force;
•the timing of the grant or vesting of equity awards to employees, directors, or consultants, and the recognition of associated expenses;
•pricing pressure and changes in our pricing structure as a result of competition, optimization efforts, or otherwise, including as a result of the effects of the COVID-19 pandemic;
•seasonal buying patterns for IT spending;
•fluctuations in foreign currency exchange rates;
•costs and timing of expenses related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;
•health pandemics, such as the ongoing COVID-19 pandemic, influenza and other highly communicable diseases or viruses; and
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability.

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
Slack is a relatively new category of business technology in a rapidly evolving market for software, programs, and tools used by knowledge workers that is intensely competitive, fragmented, and subject to rapidly changing technology, shifting user and customer needs, new market entrants, and frequent introductions of new products and services. We also compete in various segments of the communication, collaboration, and integration software categories. Moreover, we expect competition to increase in the future from established competitors and new market entrants, including established technology companies who have not previously entered the market. Our primary competitor is currently Microsoft Corporation. Our other competitors fall into the following categories: productivity tool and email providers, such as Alphabet Inc. (including Google Inc.); unified communications providers, such as Cisco Systems Inc.; and consumer application companies who have entered the business software market, such as Facebook Inc. We further compete against existing software, programs, and tools, such as email. With the rise in remote workforces due to the COVID-19 pandemic, the passage of time, the introduction of new technologies, the evolution of Slack and the market for products similar to Slack, and new market entrants, competition has intensified, and we expect it to continue to intensify in the future. Established companies are also developing their own communication and collaboration solutions, platforms for software integration, and secure repositories of information and data within their own core product, and may continue to do so in the future. Additionally, established companies may also acquire or establish product integration, distribution, or other cooperative relationships with our current competitors. For example, while we currently partner with Atlassian Corporation PLC, Google Inc., Okta, Inc., Oracle Corporation, ServiceNow, Inc., salesforce.com, inc., SAP SE, Workday, Inc., and Zoom Video Communications, Inc., among others, they may develop and introduce products that directly or indirectly compete with Slack. New competitors or alliances among competitors may emerge and rapidly acquire significant market share due to factors such as greater brand name recognition, a larger existing user and/or customer base, superior product offerings, a larger or more effective sales organization, and significantly greater financial, technical, marketing, and other resources and experience. We also compete with companies that offer niche or specific point solutions in the communication, collaboration, and data use markets, normally focused on specific industries, geographies, or specific use cases, which attempt to address certain of the problems that Slack addresses. In addition, with the recent increase in large merger and acquisition transactions in the technology industry, particularly transactions involving cloud-based technologies, there is a greater likelihood that we will compete with other large technology companies in the future. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Companies resulting from these possible consolidations may create more compelling product offerings and be able to offer more attractive pricing options, making it more difficult for us to compete effectively.

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
In addition, some of our larger competitors, such as Microsoft, have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing Slack, including through selling at zero or negative margins, product bundling, forced product migrations, auto-installation of applications, or closed technology platforms. Competitors, such as Microsoft, have recently been particularly aggressive using these tactics and positioning their products that are not true substitutes for Slack as equivalents to Slack, and we believe this has confused the market for Slack, lengthened certain sales cycles, and caused certain prospective customers not to purchase Slack. In addition, the product bundling and forced product migrations described above have reduced, and may in the future reduce, the overall market for Slack by preventing us from gaining access to sales opportunities and by forcing us to spend more resources to market and sell Slack. This competition has harmed and may continue to harm our business, results of operations, and financial condition.
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
Conditions in our market could also change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation, among other things. It is also uncertain how our market will evolve. New start-up companies that innovate and large competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with Slack. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customers, reduced revenue, gross profit, and gross margins, increased net losses, and loss of market share. Any failure to meet and address these factors could harm our business, results of operations, and financial condition.
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
Moreover, our business is subscription based, and organizations are not obligated to and may not renew their subscriptions after their existing subscriptions expire. Many of our subscriptions are sold for a one-year term, though some organizations choose a month-to-month subscription plan or multi-year subscription plan. While many of our subscriptions provide for automatic renewal, organizations have no obligation to renew a subscription after the expiration of the term, and we cannot ensure that organizations will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same subscription plan or upgrade to Plus or Enterprise Grid. With our fair billing practices and other types of enterprise billing arrangements, we may not earn revenue with greater adoption or we may not earn as much revenue as anticipated, for example, if the number of active users in an organization decreases or if the number of active users grows beyond what was estimated and billed. As a result of the economic effects of the COVID-19 pandemic, we may experience an increase in the amount of credits issued due to our fair billing policy. Organizations may or may not renew their subscriptions as a result of a number of factors, including their satisfaction or dissatisfaction with Slack or services, our pricing or pricing structure, changes to our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of economic conditions, in particular as a result of the economic effects of COVID-19, or reductions in our paid customers’ spending levels. In the past, some paid customers have elected to downgrade or not to renew agreements with us and it is difficult to accurately predict long-term Net Dollar Retention Rates. If organizations do not renew their subscriptions, renew on less favorable terms, fail to add more users, or reduce the number of users within their organization or if we fail to upgrade organizations on our Free or Standard subscription plan to our premium subscription plans, Plus and Enterprise Grid, or expand within organizations on Slack, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition.
In an effort to assist both new and existing paid customers facing challenges due to the economic impact of the COVID-19 pandemic, we have entered into, and expect to continue to enter into, more custom contracts and billing arrangements with new and existing paid customers, which may be less advantageous to us than our standard term contracts. These arrangements have included provisions such as the ability to defer payments, to pay in installments or over longer time periods, and other collection flexibility. We have also granted, and may in the future grant, billing concessions to existing paid customers. We have also granted, and may in the future grant, no-cost arrangements, larger discounts, and billing concessions to non-profit and educational customers. We have also engaged in promotional activities offering our services at substantial discounts in response to the COVID-19 pandemic. Any of these arrangements could harm our business, results of operations, and financial condition.
Additionally, organizations can and do subscribe to multiple subscription plans simultaneously for a variety of reasons. For example, many of our customers are large enterprises with distributed procurement processes where different buyers, departments, or affiliates make their own purchasing decisions based on distinct product features or separate budgets. Companies who are existing Slack customers may also acquire another organization that is already on a Slack subscription plan or complete a reorganization or spin-off transaction that results in an organization subscribing to multiple subscription plans or results in an organization consolidating into one Slack subscription plan. If organizations that subscribe to multiple subscription plans decide not to consolidate all of their subscription plans into an Enterprise Grid subscription for the entire organization or decide to downgrade to lower priced or free subscription plans, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition. Having organizations on multiple subscription plans also makes it more difficult to accurately predict long-term Net Dollar Retention Rates.
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
To remain competitive, we must continue to develop new features, integrations, capabilities, and enhancements to Slack. This is particularly true as we further expand and diversify our capabilities to address additional applications and markets. For example, in September 2017, we introduced a new beta feature, shared channels, which facilitates secure collaboration between companies. As of April 30, 2020, more than 41,000 Paid Customers have adopted shared channels. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. If we are unable to develop features, integrations, and capabilities internally due to certain constraints, such as employee turnover, lack of management ability, or a lack of other research and development resources, our business may be harmed.
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
Our continued growth depends, in part, on the ability of existing and potential organizations on Slack to access Slack 24 hours a day, seven days a week, without interruption or degradation of performance. We have in the past and may in the future experience disruptions, data loss, outages, and other performance problems with our infrastructure due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, denial-of-service attacks, ransomware attacks, or other security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems immediately or in short order. We may not be able to maintain the level of service uptime and performance required by organizations on Slack, especially during peak usage times and as our user traffic and number of integrations increase. The significant increase in the use of Slack that we experienced in the three months ended April 30, 2020 as a result of the COVID-19 pandemic has increased demands on our technical infrastructure. We have in the past, and may during the pendency of the COVID-19 pandemic, incur additional costs and make additional investments in order to meet the demands of increased customer usage of Slack and to expand the capacity of our global infrastructure. Additional product development efforts during this time may put additional pressure on our technical infrastructure. We may not be able to accommodate these demands, including as a result of our personnel working remotely during the pandemic. We have experienced intermittent connectivity issues and product issues in the past, including those that have prevented many organizations on Slack and their users from accessing Slack for a period of time. If Slack is unavailable or if organizations are unable to access Slack within a reasonable amount of time, or at all, our business would be harmed and, in some instances, we may be required to provide credits to certain paid customers under our service level agreements, harming our results of operations and financial condition. Since organizations on Slack rely on Slack to communicate, collaborate, and access and complete their work, which in many cases includes entire organizations that complete substantially all of their work functions on Slack, any outage on Slack would impair the ability of organizations on Slack and their users to perform their work, which would negatively impact our brand, reputation, and customer satisfaction, and could give rise to legal liability under our service level agreements with paid customers.

Moreover, we depend on services from various third parties to maintain our infrastructure, including Amazon Web Services, or AWS. If a service provider fails to provide sufficient capacity to support Slack or otherwise experiences service outages, such failure could interrupt access to Slack by users and organizations, which could adversely affect their perception of Slack’s reliability, our brand, and our revenue and harm the businesses of organizations on Slack. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of Slack. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of Slack until equivalent technology is either developed by us or, if available from another provider, is identified, obtained, and integrated into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, organizations on Slack could experience service shortfalls or we may incur excess expenses. We may also be unable to effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology. Additionally, the effects of the COVID-19 pandemic have increased the risk of supply shortages or other disruptions in logistics or the supply chain for our technical infrastructure. As a result, we may not be able to procure sufficient equipment or services from third parties to satisfy our needs, or we may be required to procure such services or equipment on unfavorable terms.
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
In addition, the changes in our work environment as a result of the COVID-19 pandemic could impact the security of our systems, as well as our ability to protect against attacks and detect and respond to them quickly. Any rapid adoption by us of third-party services designed to enable the transition to a remote workforce also may introduce security risk that is not fully mitigated prior to the use of these services. We may also be subject to increased cyber-attacks, such as phishing attacks by threat actors using the attention placed on the pandemic as a method for targeting our personnel.
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
Slack must integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance Slack to adapt to changes in hardware, software, networking, browser, and database technologies. In particular, we have developed Slack to be able to easily integrate with third-party applications, including the applications of software providers that compete with us as well as our partners, through the interaction of APIs. In general, we rely on the providers of such software systems to allow us access to their APIs to enable these user integrations. We are typically subject to standard terms and conditions for application developers of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. Our business may be harmed if any provider of such software systems:
•discontinues or limits our access to its software or APIs, or grants its own competing products or services broader API access than it grants to us;
•modifies its terms of service or other policies, including fees charged to, or other restrictions on us or other application developers;
•changes how information is accessed by us, our users, or organizations on Slack;
•establishes more favorable relationships with one or more of our competitors; or
•develops or otherwise favors its own competitive offerings over ours.
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
We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with organizations on Slack, which may not be indicative of future trends or results, particularly in light of the COVID-19 pandemic and associated travel and distancing restrictions. As we continue to expand our efforts on sales to larger organizations, we expect our average sales cycles to lengthen and become less predictable, which may harm or cause unpredictable fluctuations in our financial results. Factors that may influence the length and variability of our sales cycle include, among other things:
•the need to raise awareness about the uses and benefits of Slack, particularly our paid versions;
•the need to allay privacy and security concerns or develop required enhancements;
•the discretionary nature of purchasing and budget cycles and decisions;
•the competitive nature of evaluation and purchasing processes;
•announcements or planned introductions of new features, integrations, and capabilities by us or our competitors; and
•lengthy purchasing approval processes.
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
Additionally, the COVID-19 pandemic has, and may continue to, put pressure on global economic conditions and overall spending for IT, and may cause organizations to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and results of operations. Further, travel restrictions due to COVID-19 have restricted our ability to sell in-person.
If we fail to adapt to rapid technological change, our ability to remain competitive could be impaired.
The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and features, and evolving industry standards and regulatory requirements. Our ability to attract new users and organizations and increase revenue from organizations on Slack will depend in significant part on our ability to anticipate industry standards and trends and continue to enhance Slack and introduce new features, integrations, and capabilities on a timely basis to keep pace with technological developments. This trend is particularly relevant as knowledge workers increasingly work from home and technology services providers, including our competitors, develop new and enhanced solutions for remote collaboration. If we are unable to provide enhancements, new features, and integrations for Slack, develop new features, integrations, and capabilities that achieve market acceptance, or innovate quickly enough to keep pace with rapid technological developments, our business could be harmed. We must also keep pace with changing legal and regulatory regimes that affect Slack and our business practices. We may not be successful in developing modifications, enhancements, and improvements; in bringing them to market quickly or cost-effectively in response to market demands; or at modifying Slack to remain compliant with applicable legal and regulatory requirements.
If we fail to offer high-quality customer experience, our business and reputation will suffer.
While we have designed Slack with the goal of being easy to adopt and use, once organizations and their users begin using Slack, those organizations rely on our support services to resolve any related issues. High-quality user and customer education and customer experience have been key to our brand and is important for the successful marketing and sale of Slack, for the conversion of organizations on our free version into paid customers, and for growth or maintenance of our Net Dollar Retention Rate. The importance of high-quality customer experience will increase as we sell to and support organizations impacted by the COVID-19 outbreak, including organizations with remote workforces, and expand our business and pursue new organizations, in particular larger organizations, organizations with specific regulatory or data security requirements, and organizations with a large number of users located outside of the U.S. For instance, if we do not help organizations on Slack quickly resolve issues and provide effective ongoing customer experience at the individual user and organization levels, our ability to sell our paid versions to organizations on our free version would suffer and our reputation with existing or potential users and organizations may be harmed. Further, our sales are highly dependent on our business reputation and on positive recommendations from existing users and organizations on Slack. Any failure to maintain high-quality customer experience, or a market perception that we do not maintain high-quality customer experience, could harm our reputation, our ability to sell Slack to existing and prospective organizations, and our business, results of operations, and financial condition.
In addition, as we continue to grow our operations and reach a larger and increasingly global customer and user base, we need to be able to provide efficient customer support that meets the needs of organizations on Slack globally at scale. The number of organizations on Slack has grown significantly and that will put additional pressure on our support organization. In order to meet these needs, we have relied in the past, and will continue to rely on, partners and self-service product support to resolve common or frequently asked questions, which supplement our customer experience teams. In the future, particularly as we target larger and more global organizations, we may not be able to rely on partners and self-service product support to the same extent as we have previously, and we may be required to make significant investments in our customer support organizations, which in turn may adversely affect our results of operations. Further, as organizations increasingly rely on distributed and/or remote workforces, the need for cost-efficient and highly effective customer support will likely grow. If we are unable to provide efficient product support globally at scale, including through the use of partners and self-service support, our ability to grow our operations may be harmed and we may need to hire additional support personnel or otherwise make significant investments in our support organization, any of which could harm our results of operations.
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

This expansion will require us to invest significant financial and other resources to train and grow our direct sales force, in order to complement our self-service go-to-market approach. Our business will be harmed if our efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if we are unable to retain our existing direct sales personnel, all of which may be more difficult during the COVID-19 pandemic and associated remote work policies and restrictions on travel. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth.
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
We sell to U.S. federal and state and foreign government customers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of additional challenges and risks. Selling to government entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements may change, or we may lose one or more government certifications, and in doing so restrict our ability to sell into the government sector until we have attained revised certifications. Government demand and payment for Slack are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for Slack. An extended federal government shutdown resulting from budgetary decisions may limit or delay federal government spending on Slack and adversely affect our revenue. In addition, budgetary stress caused by governmental actions in response to COVID-19 outbreaks may negatively impact demand for Slack in various governmental entities and agencies. Government entities may also have statutory, contractual or other legal rights to terminate contracts with us for convenience or due to a default, the risk of which may be heightened during the ongoing COVID-19 outbreak, and any such termination may adversely affect our future operating results.
Adverse general economic and market conditions and reductions in IT spending may reduce demand for Slack, which could harm our revenue, results of operations, and cash flows.
Our revenue, results of operations, and cash flows depend on the overall demand for and use of Slack. Concerns about the systemic impact of a recession (in the United States or globally), energy costs, geopolitical issues, pandemics or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in IT spending by existing and prospective organizations. The COVID-19 pandemic has resulted in, and any prolonged economic slowdowns may result in, organizations on Slack requesting us to renegotiate existing contracts on less advantageous terms to us than those currently in place, defaulting on payments due on existing contracts or not renewing at the end of the contract term. For example, in an effort to assist both new and existing paid customers facing challenges due to the economic impact of the COVID-19 pandemic, we have entered into, and expect to continue to enter into, more custom contracts and billing arrangements with new and existing paid customers, which may be less advantageous to us than our standard term contracts. These arrangements have included provisions such as the ability to defer payments, to pay in installments or over longer time periods, and other collection flexibility. We have also granted, and may in the future grant, billing concessions to existing paid customers. Any of these arrangements could harm our business, results of operations, and financial condition.
Organizations on Slack may merge with other entities who use alternative software that addresses one or more of the problems that Slack solves, including at a lower cost, and, during weak economic times, there is an increased risk that one or more of our paid customers will default on payment or file for bankruptcy protection, either of which may harm our revenue, profitability, and results of operations. We also face risk from international paid customers that file for bankruptcy or similar protection in foreign jurisdictions, particularly given that the application of foreign bankruptcy laws and similar laws may be more difficult to predict. In addition, we may determine that the cost of pursuing any claim may outweigh the recovery potential of such claim. As a result, a broadening or protracted economic downturn could harm our business, revenue, results of operations, cash flows, and financial condition.

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
Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. In addition, due to the restrictions on travel and in-person meetings as a result of the on-going COVID-19 pandemic, all of our currently planned customer, employee, and industry events have been shifted to virtual-only experiences, and we will not recoup all of the expenses incurred for events that will no longer take place. We have typically relied on marketing and promotional events and in-person meetings to facilitate customer sign-ups and generate leads for potential customers and we cannot predict whether virtual marketing events and phone or virtual sales interactions will be as successful as in-person events and meetings or for how long or the extent to which the COVID-19 pandemic may continue to constrain our marketing, promotional, and sales activities. If we fail to successfully promote and maintain our brand or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new organizations to Slack or to grow or maintain our Net Dollar Retention Rate to the extent necessary to realize a sufficient return on our brand-building efforts, and our business, results of operations, and financial condition could suffer.
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
Negative publicity about our company, including about the quality, reliability, and security of our products, content shared by users and organizations on Slack (whether proactively shared by such users or shared by employee negligence, error, or malfeasance or improper user configuration or otherwise), changes to our products, policies and services, our privacy and security practices, litigation, regulatory activity, the actions of users and organizations on Slack, or user experience with our products, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our product. We expect political organizations and campaigns to use Slack during the 2020 presidential election season, which may heighten such negative publicity risks for us. Such negative publicity could also have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business, results of operations and financial condition.
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
We derive, and expect to continue to derive, substantially all of our revenue from a single product — Slack. As such, the continued growth in market demand for and market acceptance of Slack is critical to our continued success. Demand for Slack is affected by a number of factors, many of which are beyond our control, such as continued market acceptance; the timing of development and release of competing new products; the development and acceptance of new features, integrations, and capabilities (such as Slack’s shared channels); price or product changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends. If we are unable to continue to meet demands of organizations on Slack or trends in preferences or to achieve more widespread market acceptance of Slack, our business, results of operations, and financial condition could be harmed. Changes in preferences of users or organizations on Slack for software may have a disproportionately greater impact on us than if we offered multiple products. In addition, some current and potential organizations, particularly large organizations, may develop or acquire their own tools or software or continue to rely on traditional tools and software, such as email, which would reduce or eliminate the demand for Slack. If demand for Slack declines for any of these or other reasons, our business could be adversely affected.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovative approach, creativity, and teamwork fostered by our culture and our business could be harmed.
We believe that an important contributor to our success has been our corporate culture, which we believe creates an environment that drives and perpetuates our strategy to create a better, more productive way to work. As we continue to grow, including geographically, and develop the infrastructure of a public company, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy. Additionally, our entire workforce is currently working remotely as a result of the COVID-19 pandemic, which may limit their ability to perform certain job functions and may negatively impact productivity and corporate culture.
Interruptions or delays in the services provided by third-party data centers or Internet service providers could impair Slack and our business could suffer.
We currently serve organizations on Slack from third-party data centers operated by AWS. Any damage to or failure of our systems generally would prevent us from operating our business. We rely on the Internet and, accordingly, depend upon the continuous, reliable, and secure operation of Internet servers, related hardware and software, and network infrastructure. The ongoing COVID-19 pandemic could potentially disrupt the supply chain of hardware needed to maintain these third-party systems and services or to run our business. We host Slack using AWS data centers, a provider of cloud infrastructure services. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party Internet service providers transmit. Furthermore, we have no physical access or control over the services provided by AWS. Although we have disaster recovery plans that utilize multiple AWS locations, the data centers that we use are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, severe storms, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, many of which are beyond our control, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. Further, a prolonged AWS service disruption affecting Slack for any of the foregoing reasons could damage our reputation with current and potential organizations, expose us to liability, cause us to lose organizations on Slack, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use. Damage or interruptions to these data centers could harm our business. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of Slack. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. Further, the contractual commitments that we provide to organizations on Slack with regard to data privacy are limited by the commitments that AWS has provided us.
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
Slack is accessed by a large number of organizations and users, and as we continue to expand the number of users and organizations on Slack and integrations available to organizations on Slack, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of AWS data centers or third-party Internet service providers to meet our capacity requirements could result in interruptions or delays in access to Slack or impede our ability to scale our operations. Capacity constraints could be due to a number of potential causes, including technical failures, natural disasters, pandemics such as COVID-19, fraud, or security attacks. In the event that our AWS service agreements are terminated, or there is a lapse of service, interruption of Internet service provider connectivity or damage to such facilities, we could experience interruptions in access to Slack as well as delays and additional expense in arranging new facilities and services, any of which could result in liability to us and harm our business.
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
There is considerable patent, copyright, trademark, and other intellectual property development and enforcement activity in our industry. We have received, and may receive in the future, communications from third parties, including practicing entities and non-practicing entities, claiming that we have infringed or misappropriated their intellectual property rights. As we develop, acquire, and license technology, we expect that we may be subject to claims of infringement or misappropriation related to such technology. We also expect that companies in the software industry will increasingly be subject to infringement claims and litigation as the number of products and competitors grow and the functionality of products in different industry segments overlaps. Our future success depends in part on not infringing upon or misappropriating the intellectual property rights of others and successfully defending claims of infringement or misappropriation of the intellectual property rights of others when appropriate. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:
•require costly litigation to resolve and the payment of substantial damages;
•require and divert significant management time;
•cause us to enter into unfavorable royalty or license agreements;
•require us to discontinue some or all of the features, integrations, and capabilities available in Slack;
•require us to indemnify organizations on Slack or third-party service providers;
•require us to expend additional development resources to redesign Slack or certain aspects of Slack; and/or
•encourage other parties to pursue similar claims.
Our exposure to these risks may be increased as a result of acquisitions of other companies and as our business, business profile, and financial position grows. Any one or more of the above could harm our business, results of operations, and financial condition.
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
In the ordinary course of business, we may be involved in and subject to litigation for a variety of claims or disputes and receive regulatory inquiries. These claims, lawsuits, and proceedings could include labor and employment, wage and hour, commercial, antitrust, alleged securities law violations or other investor claims, and other matters. The number and significance of these potential claims and disputes are likely to increase as our business, business profile and financial position grows. Further, our general liability insurance may not cover all potential claims made against us or be sufficient to indemnify us for all liability that may be imposed. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources, and harm our reputation. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not have a material adverse effect on our business, results of operations, and financial condition.
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
We currently have sales personnel outside the United States in Australia, Canada, France, Germany, Ireland, Japan, Korea, and the United Kingdom, and we intend to expand our international operations. In fiscal years 2020, 2019, and 2018, our non-U.S. revenue was 37%, 36%, and 34% of our total revenue, respectively. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing Slack in additional languages. Any additional international expansion efforts that we are undertaking and may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States or in other countries where we currently operate. These risks include, among other things:
•unexpected costs and errors in the localization of Slack, including translation into foreign languages and adaptation for local culture, practices, and regulatory requirements;
•lack of familiarity and burdens of complying with foreign laws, legal standards, privacy standards, regulatory requirements, tariffs, and other barriers, and the risk of penalties to our users and individual members of management or employees if our practices are deemed to be out of compliance;
•practical difficulties of enforcing intellectual property rights in countries with varying laws and standards and reduced or varied protection for intellectual property rights in some countries;
•an evolving legal framework and additional legal or regulatory requirements for data privacy, which may necessitate the establishment of systems to maintain data in local markets, requiring us to invest in additional data centers and network infrastructure, and the implementation of additional employee data privacy documentation (including locally-compliant data privacy notice and policies), all of which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business;
•as a U.S. company, we are subject to U.S. laws concerning governmental access to data and the risk, or perception of risk, of such access may make Slack less attractive to organizations outside the U.S., and compliance with such U.S. laws may conflict with legal obligations that we, or our organizations on Slack, may be subject to in other countries;
•unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas or other export requirements, custom duties, or other trade restrictions;
•difficulties in managing systems integrators and technology partners;
•differing technology standards;
•longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•increased financial accounting and reporting burdens and complexities;
•difficulties in managing and staffing international operations including the proper classification of independent contractors and other contingent workers, differing employer/employee relationships, and local employment laws;
•increased costs involved with recruiting and retaining an expanded employee population outside the United States through cash and equity-based incentive programs and unexpected legal costs and regulatory restrictions in issuing equity to employees outside the United States;
•global political and regulatory changes that may lead to restrictions on immigration and travel for our employees outside the United States, including restrictions due to natural disasters or pandemics, such as COVID-19;
•fluctuations in exchange rates that may decrease the value of our foreign-based revenue;
•difficulties in competing against large competitors with existing international infrastructure and experience who may be more successful at international operations;
•potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems, and restrictions on the repatriation of earnings;
•permanent establishment risks and complexities in connection with international payroll, tax, and social security requirements for international employees; and
•the impact of diseases and pandemics, such as COVID-19, on our employees, users, customers, potential customers, and general global political and economic environments.
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
We may be required to defer recognition of revenue for a significant period of time after entering into an agreement due to a variety of factors, including, among other things, whether:
•the paid customer fails to deploy Slack to as many users as contemplated in the agreement given that, in many of our transactions, revenue is reduced in the form of fair billing credits we provide to paid customers when a user becomes inactive;
•contract modification or waiver is granted to reduce commitments, to lower fees, or modify payment schedules because of frequent service interruptions, because Slack did not meet the paid customer’s needs or expectations, or due to a paid customer’s inability to make full and timely payments because of the impacts of COVID-19;
•service outages result in failure to meet our quarterly uptime guarantee because revenue is reduced when we compensate paid customers in the form of credits promised under certain service level agreements;
•the transaction includes an option to renew at significantly higher discounts than what was provided under existing agreement and other comparable transactions;
•the transaction is contingent on future functionality that is not delivered within the paid customer’s expected timeline; or
•the transaction involves acceptance criteria or other contingencies that may delay revenue recognition.
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
We have limited experience with respect to determining the optimal prices for Slack and, as a result, we have in the past, and expect in the future, that we will need to change our pricing model from time to time. In the past, including in connection with the recent COVID-19 pandemic, we have sometimes adjusted our prices either for individual paid customers in connection with long-term agreements or unique situations, and expect to continue to do so in the future. Moreover, demand for Slack is sensitive to price. Many factors, including general economic conditions, any economic downturn caused by COVID-19, our marketing, user acquisition, technology costs, customer expectations, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Further, certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with Slack or may bundle functionality compatible with Slack and offer a broader range of products and services. Similarly, certain competitors may use marketing strategies that enable them to acquire users more rapidly or at a lower cost than us, or both, and we may be unable to attract new users and organizations or grow or maintain our Net Dollar Retention Rate based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively internationally. In addition, if our mix of features, integrations, and capabilities on Slack changes or we develop additional versions for specific use cases or additional premium versions, then we may need to, or choose to, revise our pricing. There can be no assurance that we will not be forced to engage in price-cutting initiatives or to increase our marketing and other expenses to attract users and organizations to Slack and to grow or maintain our Net Dollar Retention Rate in response to competitive or other pressures, either of which could materially and adversely affect our business, results of operations, and financial condition.
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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and Software-as-a-Service applications and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications and at an appropriate cost, which may be compounded during the COVID-19 pandemic. In addition, certain domestic immigration laws restrict or limit our ability to recruit internationally. Any changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of time and resources, and potential liability for us or our employees. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed. On the other hand, additions of executive-level management and large numbers of employees could significantly and adversely impact our culture.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, the COVID-19 pandemic, including the reactions of governments, markets, and the general public to the COVID-19 pandemic, may result in a number of adverse consequences for our business and results of operations, the details of which would be difficult to predict. We have our headquarters and a large employee presence in San Francisco, California, a region that contains active earthquake zones. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, pandemic, or terrorist attack, we may be unable to continue our operations as usual, or at all, and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in Slack, breaches of data security, and loss of critical data, all of which could harm our business, results of operations, financial condition, and brand. Acts of terrorism, actions by state actors, and similar events could also cause disruptions to the Internet or the economy as a whole. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.
Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies and customer acquisition efforts in the future could reduce our ability to compete successfully and harm our results of operations.
Historically, we have funded our operations and capital expenditures primarily through equity issuances, convertible debt issuances, and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents, marketable securities, cash flow from operations, and amounts available under our revolving credit facility will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity or equity-linked financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Our revolving credit facility restricts our ability to incur additional indebtedness, requires us to maintain specified minimum liquidity and revenue amounts, and restricts our ability to pay dividends. The terms of any additional debt financing may be similar or more restrictive. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:
•develop new features, integrations, capabilities, and enhancements;
•continue to expand our product development, sales, and marketing organizations;
•hire, train, and retain employees;
•respond to competitive pressures or unanticipated working capital requirements; or
•pursue acquisition opportunities.
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
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, during our transition to a public company, we worked to improve the controls around our key accounting processes and our quarterly close process, we implemented a number of new systems to supplement our core enterprise resource planning, or ERP, system as part of our control environment, and we hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures and key metrics may be useful in evaluating our operating performance. We present certain non-GAAP financial measures and key metrics in this Quarterly Report on Form 10-Q and intend to continue to present certain non-GAAP financial measures and key metrics in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures and key metrics could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock.

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

GAAP is subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. As an “emerging growth company,” we are allowed under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to take advantage of this extended transition period under the JOBS Act with respect to accounting pronouncements in the past and, while we qualify for this extended transition period, may do so again in the future. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
Our user metrics and other estimates can be difficult to measure, and actual or perceived inaccuracies in those metrics may harm and negatively affect our reputation and our business.
We regularly review business metrics, including our number of daily active users, number of paid customers, and other user engagement metrics, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and our own methodologies and have not been validated by an independent third party. While these metrics are based on what we believe to be reasonable definitions of our user base and user engagement for the applicable period of measurement, there are inherent challenges in defining and measuring how Slack is used across large global populations. The definitions and methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve the way we evaluate and measure our user base and usage and our metrics may change due to improvements or changes in our methodology. We regularly review our processes for calculating these metrics, and from time to time we discover immaterial inaccuracies in our metrics or make adjustments to improve their accuracy, which can result in adjustments to our historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments. We generally do not intend to update previously disclosed metrics for immaterial inaccuracies or adjustments. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, our reputation, business, results of operations, and financial condition could be harmed.
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
Prior to the listing of our Class A common stock, there was no public market for shares of our Class A common stock. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock may be subject to wide fluctuations in response to the risk factors described in this Quarterly Report on Form 10-Q and others beyond our control, including:
•overall performance of the equity markets and/or publicly-listed technology companies;
•the short- and long-term impact of the COVID-19 pandemic, including on the global economy, our results of operations, software spending, and business continuity;
•actual or anticipated fluctuations in our revenue or other operating metrics;
•our actual or anticipated operating performance and the operating performance of our competitors;
•changes in the financial projections we provide to the public or our failure to meet these projections;
•failure of a sufficient number of securities analysts to initiate coverage of us or, if they do initiate coverage, to maintain coverage of us;
•changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
•any major change in our board of directors, management, or key personnel;
•the economy as a whole and market conditions in our industry;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant innovations, new products, user metrics, new customers, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to law enforcement, data privacy, technology import and export, and cyber security in the U.S. or globally;
•the number of shares of our Class A common stock publicly owned and available for trading;
•lawsuits or claims threatened or filed against us;
•other events or factors, including those resulting from war, incidents of terrorism, pandemics, or responses to these events; and
•sales or expected sales of our Class A common stock by us, and our officers, directors, and principal stockholders.
In addition, stock markets, and the market for technology companies in particular, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. For example, beginning in September 2019, seven purported class action lawsuits were filed in California state and federal court against us, our directors, certain of our officers, and certain investment funds associated with certain of our directors, each alleging violations of securities laws in connection with our Registration Statement. Although we believe these lawsuits are without merit and intend to vigorously defend them, these matters, and any other similar matters, could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business, results of operations, and financial condition.

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
Our Class B common stock has ten votes per share, and our Class A common stock, which is listed on the NYSE, has one vote per share. As of April 30, 2020, our directors, executive officers and their respective affiliates beneficially held in the aggregate 75.2% of the voting power of our capital stock, including the shares covered by voting agreements in favor of Stewart Butterfield. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until June 2029, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. Further, as a result of voting agreements between Stewart Butterfield, our co-founder, Chairman of the board of directors, and Chief Executive Officer, and each of our three other co-founders, and the shares he holds, Mr. Butterfield will be able to exercise voting rights with respect to an aggregate of 78,332,516 shares of Class B common stock and 698,459 shares of Class A common stock, which together represents approximately 45.0% of the voting power of our outstanding capital stock as of April 30, 2020. As a director and officer, Mr. Butterfield owes a fiduciary duty to our stockholders to act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Butterfield is entitled to vote his shares, and shares over which he has voting control as a result of voting agreements, in his own interests, which may not always be in the interests of our stockholders generally.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the market price of our Class A common stock to decline.
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
Furthermore, a substantial number of shares of our Class A common stock is reserved for issuance upon the exercise of the Notes. If we elect to satisfy our conversion obligation on the Notes solely in shares of our Class A common stock upon conversion of the Notes, we will be required to deliver the shares of our Class A common stock, together with cash for any fractional share, on the second business day following the relevant conversion date.
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
If securities or industry analysts do not publish, or cease publishing, research, or publish inaccurate or unfavorable research, about our business, the price of our Class A common stock and trading volume could decline.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•provide that our board of directors is classified into three classes of directors with staggered three-year terms;
•permit our board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide that only the Chairperson of our board of directors, our Chief Executive Officer, or a majority of our board of directors are authorized to call a special meeting of stockholders;
•provide for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and
•advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
Our amended and restated bylaws provide that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; or
•or any action asserting a claim against us that is governed by the internal affairs doctrine.
Nothing in our amended and restated bylaws precludes stockholders that assert claims under the Securities Act of 1933, as amended from bringing such claims in state or federal court, subject to applicable law.
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
Risks Related to our Outstanding Convertible Senior Notes
Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the Notes or to repurchase the Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.
In April 2020, we completed the private offering of Notes, issuing an aggregate principal amount of $862.5 million 0.50% convertible senior notes due 2025. The interest rate is fixed at 0.50% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives.
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority, or by agreements governing our existing and future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions as required by such indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a disadvantage compared to our competitors who have less debt;
•limit our ability to borrow additional amounts for funding acquisitions, for working capital, and for other general corporate purposes; and
•make an acquisition of our company less attractive or more difficult.
Any of these factors could harm our business, results of operations, and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and results of operations.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Transactions relating to our Notes may affect the value of our Class A common stock.
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of such Notes. Our Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders.
In addition, in connection with the pricing of the Notes, we entered into the Capped Calls with certain financial institutions, or the Option Counterparties. The Capped Calls are expected generally to reduce the potential dilution to our Class A common stock upon any conversion or settlement of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the Capped Calls, the Option Counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock and/or purchased shares of our Class A common stock concurrently with or shortly after the pricing of the Notes.
From time to time, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so following any conversion of the Notes, any repurchase of the Notes by us on any fundamental change repurchase date, any redemption date, or any other date on which the Notes are retired by us, in each case, if we exercise our option to terminate the relevant portion of the Capped Calls). This activity could cause a decrease and/or increased volatility in the market price of our Class A common stock.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Notes or our Class A common stock. In addition, we do not make any representation that the Option Counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
We are subject to counterparty risk with respect to the Capped Calls.
The Option Counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an Option Counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the Option Counterparties.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under FASB ASC Subtopic 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion options of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the applicable discount recorded, will be accreted up to the principal amount of the Notes, as the case may be, from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock, and the respective trading price of the Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently permitted to be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, in July 2019, the FASB published an exposure draft proposing to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. We currently already apply the “if-converted” method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, which assumes that all of the Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-231041	3.2	May 13, 2019
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-231041	3.4	May 13, 2019
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-231041	4.1	April 26, 2019
4.2	Amended and Restated Investors’ Rights Agreement, dated May 9, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	333-231041	4.2	May 13, 2019
4.3	Indenture, dated as of April 9, 2020, by and between Slack Technologies, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38926	4.1	April 9, 2020
4.4	Form of Global Note, representing Slack Technologies, Inc.’s 0.50% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-38926	4.2	April 9, 2020
10.1	Form of Confirmation for Capped Call Transactions.	8-K	001-38926	10.1	April 9, 2020
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith
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

Slack Technologies, Inc.

June 4, 2020	By:	/s/ Stewart Butterfield
Stewart Butterfield
Chief Executive Officer
(Principal Executive Officer)

June 4, 2020	By:	/s/ Allen Shim
Allen Shim
Chief Financial Officer
(Principal Financial Officer)