Form 10-Q
period 2020-07-31
Slack Technologies, Inc.
filed 2020-09-08
CIK 1764925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
There were 483,125,892 shares of the registrant’s Class A common stock outstanding and 87,398,710 shares of the registrant’s Class B common stock outstanding as of August 17, 2020.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	July 31, 2020	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,316,395	$498,999
Marketable securities	216,957	269,593
Accounts receivable, net	111,950	145,844
Prepaid expenses and other current assets	58,340	55,967
Total current assets	1,703,642	970,403
Restricted cash	38,490	38,490
Strategic investments	42,826	28,814
Property and equipment, net	98,729	102,340
Operating lease right-of-use assets	185,911	197,830
Intangible assets, net	18,019	13,530
Goodwill	76,204	48,598
Other assets	37,306	41,701
Total assets	$2,201,127	$1,441,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,778	$16,893
Accrued compensation and benefits	68,154	65,196
Accrued expenses and other current liabilities	23,823	32,123
Operating lease liability	30,707	30,465
Deferred revenue	382,675	375,263
Total current liabilities	518,137	519,940
Convertible senior notes, net	630,326	—
Operating lease liability, noncurrent	185,166	196,378
Deferred revenue, noncurrent	732	1,451
Other liabilities	67	38
Total liabilities	1,334,428	717,807
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	57	56
Additional paid-in-capital	2,235,200	1,945,446
Accumulated other comprehensive income (loss)	929	(71)
Accumulated deficit	(1,386,680)	(1,236,621)
Total Slack Technologies, Inc. stockholders’ equity	849,506	708,810
Noncontrolling interest	17,193	15,089
Total stockholders’ equity	866,699	723,899
Total liabilities and stockholders’ equity	$2,201,127	$1,441,706
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue	$215,864	$144,973	$417,514	$279,794
Cost of revenue	28,387	31,106	53,989	49,680
Gross profit	187,477	113,867	363,525	230,114
Operating expenses:
Research and development	94,201	217,769	185,426	268,872
Sales and marketing	109,122	136,392	219,442	203,230
General and administrative	52,788	123,356	103,442	160,100
Total operating expenses	256,111	477,517	508,310	632,202
Loss from operations	(68,634)	(363,650)	(144,785)	(402,088)
Interest expense	(11,552)	(208)	(14,394)	(321)
Interest income and other income, net	6,952	3,319	11,660	10,509
Loss before income taxes	(73,234)	(360,539)	(147,519)	(391,900)
Provision (benefit) for income taxes	(81)	(923)	61	(403)
Net loss	(73,153)	(359,616)	(147,580)	(391,497)
Net income (loss) attributable to noncontrolling interest	1,695	(54)	2,479	1,397
Net loss attributable to Slack	$(74,848)	$(359,562)	$(150,059)	$(392,894)
Basic and diluted net loss per share:
Net loss per share attributable to Slack common stockholders, basic and diluted	$(0.13)	$(0.98)	$(0.27)	$(1.58)
Weighted-average shares used in computing net loss per share attributable to Slack common stockholders, basic and diluted	564,351	368,533	560,921	249,222

See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

Net loss	$(73,153)	$(359,616)	$(147,580)	$(391,497)
Other comprehensive income (loss), net of tax:
Change in unrealized gain or loss on marketable securities	75	(41)	1,000	379
Other comprehensive income (loss), net of tax	75	(41)	1,000	379
Comprehensive loss	(73,078)	(359,657)	(146,580)	(391,118)
Comprehensive income (loss) attributable to noncontrolling interest	1,695	(54)	2,479	1,397
Comprehensive loss attributable to Slack	$(74,773)	$(359,603)	$(149,059)	$(392,515)
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2020	555,360	$56	$1,945,446	$(71)	$(1,236,621)	$15,089	$723,899
Exercise of stock options	1,062	—	1,932	—	—	—	1,932
Vesting of early exercised stock options	—	—	2	—	—	—	2
Issuance of common stock upon settlement of restricted stock units (RSUs)	4,724	—	—	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	223,622	—	—	—	223,622
Purchases of capped calls related to convertible senior notes	—	—	(105,570)	—	—	—	(105,570)
Other comprehensive income	—	—	—	925	—	—	925
Issuance of common stock for employee share purchase plan	820	—	16,610	—	—	—	16,610
Stock-based compensation	—	—	53,711	—	—	—	53,711
Net income (loss)	—	—	—	—	(75,211)	784	(74,427)
Balance at April 30, 2020	561,966	56	2,135,753	854	(1,311,832)	15,873	840,704
Exercise of stock options	766	—	1,693	—	—	—	1,693
Vesting of early exercised stock options	—	—	972	—	—	—	972
Issuance of common stock upon settlement of restricted stock units (RSUs)	5,016	1	(1)	—	—	—	—
Other comprehensive income	—	—	—	75	—	—	75
Distributions to noncontrolling interest holders	—	—	—	—	—	(375)	(375)
Shares issued related to a business combination	1,660	—	39,495	—	—	—	39,495
Stock-based compensation	—	—	57,288	—	—	—	57,288
Net income (loss)	—	—	—	—	(74,848)	1,695	(73,153)
Balance at July 31, 2020	569,408	$57	$2,235,200	$929	$(1,386,680)	$17,193	$866,699

	Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2019	373,372	$1,392,101	127,573	$13	$105,633	$(498)	$(665,563)	$9,920	$841,606
Exercise of stock options	—	—	2,694	—	2,907	—	—	—	2,907
Vesting of early exercised stock options	—	—	—	—	88	—	—	—	88
Issuance of restricted stock awards (RSAs)	—	—	505	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	420	—	—	420
Stock-based compensation	—	—	—	—	3,639	—	—	—	3,639
Net income (loss)	—	—	—	—	—	—	(33,332)	1,451	(31,881)
Balance at April 30, 2019	373,372	1,392,101	130,772	13	112,267	(78)	(698,895)	11,371	816,779
Exercise of stock options	—	—	8,046	1	6,804	—	—	—	6,805
Vesting of early exercised stock options	—	—	—	—	69	—	—	—	69
Cancellation of restricted stock awards (RSAs)	—	—	(10)	—	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(2)	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with direct listing	(373,372)	(1,392,101)	373,372	37	1,392,064	—	—	—	—
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	30,388	3	(3)	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(41)	—	—	(41)
Stock-based compensation	—	—	—	—	285,787	—	—	—	285,787
Net loss	—	—	—	—	—	—	(359,562)	(54)	(359,616)
Balance at July 31, 2019	—	$—	542,566	$54	$1,796,988	$(119)	$(1,058,457)	$11,317	$749,783
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(147,580)	$(391,497)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,641	12,657
Stock-based compensation	110,999	289,426
Amortization of debt discount and issuance costs	12,619	—
Noncash operating lease expense	17,343	—
Amortization of deferred contract acquisition costs	6,898	3,290
Net amortization of bond premium (discount) on debt securities available for sale	381	(1,736)
Change in fair value of strategic investments	(5,820)	(2,884)
Other non-cash charges	(218)	(359)
Changes in operating assets and liabilities:
Accounts receivable	33,548	15,258
Prepaid expenses and other assets	(4,539)	(10,161)
Accounts payable	(4,038)	(1,436)
Operating lease liabilities	(16,371)	—
Accrued compensation and benefits	2,955	19,758
Deferred revenue	5,703	44,650
Other current and long-term liabilities	(2,321)	9,229
Net cash provided by (used in) operating activities	23,200	(13,805)
Cash flows from investing activities:
Purchases of marketable securities	(100,302)	(59,553)
Maturities of marketable securities	147,913	268,951
Sales of marketable securities	5,650	166,074
Net cash acquired from a business combination	6,571	—
Purchases of property and equipment	(8,743)	(28,269)
Purchase of strategic investments	(9,025)	(5,470)
Proceeds from liquidation of strategic investments	789	2,858
Net cash provided by investing activities	42,853	344,591
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	841,329	—
Purchases of capped calls related to convertible senior notes	(105,570)	—
Proceeds from exercise of stock options	4,599	10,275
Payments of contingent consideration for acquisitions	(5,250)	(5,000)
Issuance of common stock for employee stock purchase plan	16,610	—
Distributions to noncontrolling interest holders	(375)	—
Other financing activities	—	(556)
Net cash provided by financing activities	751,343	4,719
Net increase in cash, cash equivalents and restricted cash	817,396	335,505
Cash, cash equivalents and restricted cash at beginning of period	537,489	201,260
Cash, cash equivalents and restricted cash at end of period	$1,354,885	$536,765

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,894	$455
Non-cash investing and financing activities:
Increase (decrease) in purchases of property and equipment included in liabilities	$(1,349)	$1,476
Fair value of common stock issued as consideration for a business combination	$39,495	$—
Vesting of early exercised stock options	$974	$157
Unrealized short-term gain on marketable securities	$991	$505
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
Convertible Senior Notes
In April 2020, the Company issued $862.5 million aggregate principal amount of 0.50% convertible senior notes due April 15, 2025 in a private offering, including the initial purchasers’ exercise in full of their option to purchase additional notes (the “Notes”). See Note 7 for additional details.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on information available as of the date of the condensed consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions; however, actual results could materially differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment related to the outbreak of the novel coronavirus pandemic (“COVID-19”).
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
No customer accounted for 10% or greater of total accounts receivable as of July 31, 2020 and January 31, 2020. There were no customers representing 10% or greater of revenue for the three and six months ended July 31, 2020 and 2019.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements–Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K filed with the SEC on March 12, 2020. There have been no significant changes to these policies during the six months ended July 31, 2020, except for the accounting policy for the Notes issued in April 2020.
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
Recently Issued Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU No. 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU No. 2020-06 is effective for public companies for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.
Note 2.    Revenue and Contract Costs
Contract Balances
Contract liabilities consist of deferred revenue. The changes in deferred revenue were as follows (in thousands):

	Three Months Ended July 31, 2020	Six Months Ended July 31, 2020
Balance, beginning of period	$381,073	$376,714
Billings	217,208	423,217
Deferred revenue assumed in the Rimeto acquisition	990	990
Revenue	(215,864)	(417,514)
Balance, end of period	$383,407	$383,407
The majority of revenue recognized in the three months ended July 31, 2020 was from the deferred revenue balance as of April 30, 2020. The majority of revenue recognized in the six months ended July 31, 2020 was from the deferred revenue balance as of January 31, 2020.
Remaining Performance Obligations
The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which applies primarily to its monthly and annual subscription contracts. As of July 31, 2020, the remaining performance obligations that were unsatisfied or partially unsatisfied at the end of the reporting period were $388.5 million, of which 57% is expected to be recognized in the twelve months following July 31, 2020, with the balance to be recognized as revenue thereafter.
Disaggregation of Revenue
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
United States	$134,214	$90,734	$259,601	$175,063
International	81,650	54,239	157,913	104,731
Total	$215,864	$144,973	$417,514	$279,794
No individual foreign country contributed in excess of 10% of revenue for the three months or six months ended July 31, 2020 and 2019.
Deferred Contract Acquisition Costs, Net
The Company deferred incremental costs of obtaining a contract of $5.4 million and $6.0 million for the three months ended July 31, 2020 and 2019, respectively, and $18.0 million and $10.8 million for the six months ended July 31, 2020 and 2019, respectively. Deferred contract acquisition costs, net included in prepaid expenses and other current assets were $15.6 million and $11.2 million as of July 31, 2020 and January 31, 2020, respectively. Deferred contract acquisition costs, net included in other assets were $28.1 million and $21.4 million as of July 31, 2020 and January 31, 2020, respectively.
Amortized deferred contract acquisition costs were $3.8 million and $1.8 million for the three months ended July 31, 2020 and 2019, respectively, and $6.9 million and $3.3 million for the six months ended July 31, 2020 and 2019, respectively. There was no impairment loss in relation to the deferred contract acquisition costs for any period presented in the accompanying condensed consolidated statements of operations.
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
The following tables provide the financial instruments measured at fair value on a recurring basis, within the fair value hierarchy (in thousands):

As of July 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$757,213	$—	$—	$757,213
Certificates of deposit	—	145,318	—	145,318
Total cash equivalents	$757,213	$145,318	$—	$902,531
Marketable securities:
Certificates of deposit	$—	$7,560	$—	$7,560
Commercial paper	—	14,990	—	14,990
U.S. agency securities	—	40,377	—	40,377
U.S. government securities	—	30,263	—	30,263
International government securities	—	8,104	—	8,104
Corporate bonds	—	115,663	—	115,663
Total marketable securities	$—	$216,957	$—	$216,957
Noncurrent assets:
Strategic investments	$—	$—	$42,826	$42,826

As of January 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$357,524	$—	$—	$357,524
Commercial paper	—	69,882	—	69,882
Total cash equivalents	$357,524	$69,882	$—	$427,406
Marketable securities:
Commercial paper	$—	$19,795	$—	$19,795
U.S. agency securities	—	29,515	—	29,515
U.S. government securities	—	97,172	—	97,172
International government securities	—	8,115	—	8,115
Corporate bonds	—	114,996	—	114,996
Total marketable securities	$—	$269,593	$—	$269,593
Noncurrent assets:
Strategic investments	$—	$—	$28,814	$28,814
The following table presents additional information about Level 3 assets measured at fair value on a recurring basis (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Balance at beginning of period	$34,470	$15,266	$28,814	$12,334
Purchases	5,007	2,370	9,025	5,470
Proceeds from liquidation	(833)	—	(833)	(3,193)
Realized gains	484	—	184	2,693
Unrealized gains (losses) relating to investments still held at reporting date	3,698	(140)	5,636	192
Balance at end of period	$42,826	$17,496	$42,826	$17,496
Convertible Senior Notes
As of July 31, 2020, the fair value of the Notes was approximately $1.04 billion. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Note 4. Business Combination
On June 29, 2020, the Company completed its acquisition of all issued and outstanding shares of Rimeto Inc. (“Rimeto”), a provider of an enterprise directory platform that enables users to stay connected with detailed employee profiles and information. The Company effected the business combination by issuing 1,659,715 shares of its Class A common stock, of which 740,837 shares are subject to a re-vesting restriction over four years from the closing of the acquisition. Post-combination stock-based compensation for the re-vesting restricted stock, net of fair value of the pre-combination service portion, which is recorded as purchase price, is $11.4 million and is being ratably recognized over the requisite service period of four years. The acquisition date fair value of the purchase price was $40.1 million, which consisted of the following (in thousands):

Fair Value
Cash	$653
Fair value of Class A common stock transferred	28,060
Fair value of the pre-combination service portion of restricted stock	11,435
Total purchase price	$40,148
The following table presents the preliminary purchase price allocation recorded in the Company’s condensed consolidated balance sheet as of July 31, 2020 (in thousands):

Fair Value
Cash and cash equivalents	$7,224
Accounts receivable and other assets	732
Operating lease right-of-use assets	616
Intangible assets	7,000
Goodwill	27,606
Accounts payable and other liabilities	(464)
Operating lease liability	(637)
Deferred revenue	(990)
Deferred tax liability	(939)
Total purchase price	$40,148
The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of July 31, 2020, the primary area that remains preliminary relates to the valuation of certain tax-related items.
The goodwill was primarily attributed to the value of synergies created with the Company’s current and future offerings and the value of the assembled workforce. The Company anticipates both goodwill and intangible assets to be fully deductible for income tax purposes.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life
Developed technology	$4,900	3 years
Customer relationships	2,100	3 years
Total identifiable intangible assets	$7,000
In connection with the acquisition, the Company agreed to grant restricted stock units (“RSUs”) to Rimeto employees who joined the Company upon the effective date of the acquisition, with a value totaling approximately $19.0 million. The amount will be ratably recognized as stock-based compensation over the requisite service period of four years.
The Company incurred costs related to this acquisition of $1.5 million that were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended July 31, 2020.
Note 5.    Balance Sheet Components
Cash, Cash Equivalents, and Marketable Securities
The following tables summarize the amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisting of the following (in thousands):

As of July 31, 2020	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$413,864	$—	$—	$413,864
Money market funds	757,213	—	—	757,213
Certificates of deposit	145,318	—	—	145,318
Total cash and cash equivalents	1,316,395	—	—	1,316,395
Marketable securities:
Certificates of deposit	7,500	60	—	7,560
Commercial paper	14,944	46	—	14,990
U.S. agency securities	40,160	217	—	40,377
U.S. government securities	30,089	174	—	30,263
International government securities	8,095	9	—	8,104
Corporate bonds	114,896	767	—	115,663
Total marketable securities	215,684	1,273	—	216,957
Total cash, cash equivalents and marketable securities	$1,532,079	$1,273	$—	$1,533,352

As of January 31, 2020	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$71,593	$—	$—	$71,593
Money market funds	357,524	—	—	357,524
Commercial paper	69,891	—	(9)	69,882
Total cash and cash equivalents	499,008	—	(9)	498,999
Marketable securities:
Commercial paper	19,799	4	(8)	19,795
U.S. agency securities	29,460	55	—	29,515
U.S. government securities	97,071	102	(1)	97,172
International government securities	8,109	6	—	8,115
Corporate bonds	114,871	139	(14)	114,996
Total marketable securities	269,310	306	(23)	269,593
Total cash, cash equivalents and marketable securities	$768,318	$306	$(32)	$768,592
The Company periodically evaluates its investments for other-than-temporary declines in fair value. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer were none and immaterial as of July 31, 2020 and January 31, 2020, respectively. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of July 31, 2020 or January 31, 2020 to represent an other-than temporary impairment or credit losses.
The following table classifies marketable securities by contractual maturities (in thousands):

	As of
	July 31, 2020	January 31, 2020
Due in one year	$157,970	$190,344
Due in one to two years	58,987	79,249
Total	$216,957	$269,593
Property and Equipment, Net
The following is a summary of the Company’s property and equipment by category (in thousands):

	As of
	July 31, 2020	January 31, 2020
Leasehold improvements	$102,562	$98,770
Furniture and fixtures	28,347	27,384
Capitalized internal-use software costs	4,241	4,241
Computer equipment	3,783	3,183
Construction in progress	7,792	10,345
Property and equipment, gross	146,725	143,923
Less: accumulated depreciation and amortization	(47,996)	(41,583)
Property and equipment, net	$98,729	$102,340

Depreciation and amortization expense was $5.6 million and $5.8 million for the three months ended July 31, 2020 and 2019, respectively. Depreciation and amortization expense was $11.1 million and $10.6 million for the six months ended July 31, 2020 and 2019, respectively.

Goodwill
As of July 31, 2020 and January 31, 2020, goodwill was $76.2 million and $48.6 million, respectively. During the six months ended July 31, 2020, the Company recorded $27.6 million of goodwill in connection with the Rimeto acquisition that was completed in June 2020. See Note 4 for further details. No goodwill impairments were recorded for any period presented in the accompanying condensed consolidated statements of operations.
Intangible Assets, Net
Intangible assets consist of the following (in thousands):

July 31, 2020	Weighted-average remaining amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	4.5 years	$11,200	$2,713	$8,487
Developed technology	2.3 years	13,427	6,228	7,199
Patents	4.4 years	2,500	292	2,208
Assembled workforce	0.2 years	1,198	1,073	125
Total		$28,325	$10,306	$18,019

January 31, 2020	Weighted-average remaining amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	5.5 years	$9,100	$2,004	$7,096
Developed technology	1.6 years	8,527	4,976	3,551
Patents	4.9 years	2,500	42	2,458
Assembled workforce	0.7 years	1,198	773	425
Total		$21,325	$7,795	$13,530

Amortization expense of intangible assets was $1.4 million and $1.1 million for the three months ended July 31, 2020 and 2019, respectively. Amortization expense of intangible assets was $2.5 million and $2.1 million for the six months ended July 31, 2020 and 2019, respectively.
As of July 31, 2020, expected amortization expense relating to intangible assets for each of the next five fiscal years and thereafter is as follows (in thousands):

Year ending January 31,
2021 (6 months remaining)	$3,308
2022	5,452
2023	4,133
2024	2,772
2025	1,758
Thereafter	596
Total	$18,019

Note 6.    Operating Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2031.
For the three months ended July 31, 2020, the Company recorded operating lease costs of $10.9 million including variable operating lease costs of $1.6 million and short-term leases of $0.8 million. For the six months ended July 31, 2020, the Company recorded operating lease costs of $21.8 million, including variable operating lease costs of $2.9 million and short-

term leases of $1.5 million.
The following table sets forth a summary of and other information pertaining to the Company’s operating leases (dollars in thousands):

Six Months Ended July 31, 2020
Operating cash flows used for operating leases	$16,371
Operating lease liabilities arising from obtaining ROU assets	$637
Weighted average remaining terms	8.1 years
Weighted average discount rate	5.2%
Rent expense, net of sublease income under ASC 840, was $8.7 million and $17.0 million for the three and six month ended July 31, 2019, respectively.
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year as of July 31, 2020 as follows (in thousands):

Year ending January 31,
2021 (6 months remaining)	$13,475
2022	38,196
2023	51,810
2024	50,421
2025	52,880
Thereafter	263,278
Gross lease payments	470,060
Less: Imputed interest	(57,602)
Less: Tenant improvement receivables	(14,022)
Less: Leases executed but not yet commenced	(182,563)
Present value of lease liabilities	$215,873

As of July 31, 2020, the Company had commitments of $182.6 million for non-cancelable operating leases of real estate facilities that have not yet commenced, and therefore are not included in the ROU assets or operating lease liabilities. These operating leases will commence in fiscal year 2021 with lease terms of 9.9 years to 12.0 years.
Note 7.    Debt and Financing Arrangements
Convertible Senior Notes
On April 9, 2020, the Company issued $862.5 million in aggregate principal amount of the Notes in a private offering pursuant to an Indenture dated April 9, 2020 (the “Indenture”), including the initial purchasers’ exercise in full of their option to purchase an additional $112.5 million principal amount of the Notes. The total net proceeds from the debt offering, after deducting initial purchaser discounts and debt issuance costs, paid or payable were $841.3 million.
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
The conditions allowing holders of the Notes to convert have not been met since the Company issued the Notes on April 9, 2020.
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

As of July 31, 2020, the net carrying amount of the liability component of the Notes was as follows (in thousands):

Principal	$862,500
Less: unamortized discount	(217,282)
Less: unamortized issuance costs	(14,892)
Net carrying amount	$630,326
As of July 31, 2020, the net carrying amount of the equity component of the Notes was as follows (in thousands):

Proceeds allocated to the conversion options (debt discount)	$229,249
Less: issuance costs	(5,627)
Carrying amount of the equity component	$223,622

The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three Months Ended July 31, 2020	Six Months Ended July 31, 2020
Contractual interest expense	$1,078	$1,330
Amortization of debt discount	9,722	11,967
Amortization of debt issuance costs	531	652
Total interest expense related to the Senior Notes	$11,331	$13,949

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
As of July 31, 2020, the Company had no amounts or letters of credit issued and outstanding under the revolving credit facility. The Company’s total available borrowing capacity under the revolving credit facility was $215.0 million as of July 31, 2020.
Note 8.    Commitments and Contingencies
Letters of Credit
As of July 31, 2020, the Company had $38.5 million in standby letters of credit outstanding related to facility lease obligations in San Francisco, California and Denver, Colorado, which is included in restricted cash in the accompanying condensed consolidated balance sheets.
Hosting Commitments
On April 30, 2020, the Company executed an amendment to its existing agreement with Amazon Web Services (“AWS”). The amended agreement was effective as of May 1, 2020 and continues through April 30, 2025. Pursuant to the amended agreement, the Company has minimum annual commitments of $75.0 million which will increase by $5.0 million annually, for a total minimum commitment of $425.0 million. As of July 31, 2020, the Company had a remaining minimum payment obligation of $410.0 million to AWS through April 30, 2025.
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
Beginning in September 2019, seven purported class action lawsuits were filed against the Company, its directors, certain of its officers, and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with the Company’s registration statement on Form S-1 filed with the SEC (the “Registration Statement”). Six of these lawsuits were filed in the Superior Court of California for the County of San Mateo and one of these lawsuits was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, a lead plaintiff has been appointed and the operative complaint was filed in January 2020. In January 2020, the Company and the other defendants filed a motion to dismiss the complaint. In April 2020, the U.S. District Court for the Northern District of California granted in part and denied in part the motion to dismiss. On May 5, 2020, the Company and the other defendants filed a motion to certify the court’s order for interlocutory appeal. In May 2020, the Company and the other defendants filed a motion to certify the court’s order for interlocutory appeal. In June 2020, the U.S. District Court for the Northern District of California certified the order for interlocutory appeal. Also in June 2020, the Company and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals. In July 2020, the Ninth Circuit Court of Appeals granted the petition. The six state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). The operative complaint was filed in the State Court Action in December 2019. A seventh state court action was filed in June 2020, but was consolidated with the State Court Action in July 2020. The Company and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the Superior Court of California, County of San Mateo sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint by October 2, 2020. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased the Company’s Class A common stock issued pursuant and/or traceable to the Registration Statement.
In April 2020, three purported stockholder derivative lawsuits were filed against certain of the Company’s officers and certain of the Company’s current and former directors in the U.S. District Courts for the District of Delaware and the Northern District of California. The case filed in the Northern District of California was dismissed and re-filed in the U.S. District Court for the District of Delaware. The derivative cases were consolidated in June 2020, and the operative complaint was designated in August 2020. Defendants’ response to the operative complaint is due on September 9, 2020. The purported stockholder derivative lawsuits allege breaches of fiduciary duty in connection with the Company’s Registration Statement. The complaints seek declarations that the defendants breached their fiduciary duties to the Company, the award of unspecified damages to the Company, and certain reforms to the Company’s governance policies.
In June 2020, a lawsuit was filed against the Company in the Delaware Court of Chancery pursuant to Delaware General Corporation Law Section 220 by a stockholder, but the Company has not yet been served. The action seeks an order permitting inspection and copying of certain of the Company’s books and records. In August 2020, the plaintiff in the Section 220 action filed a motion to intervene in, and stay, the derivative actions in the U.S. District Court for the District of Delaware. The Company filed an opposition to the motion on September 3, 2020.

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
Indemnification Agreements
In the ordinary course of business, the Company provides indemnifications of varying scope and terms to customers, business partners, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from the Company’s breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from Slack, or the Company’s acts or omissions. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. It is not possible to determine the maximum potential loss under these indemnifications due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of July 31, 2020.
Note 9.    Stockholders' Equity
Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of July 31, 2020, the Company had authorized 5.0 billion shares of Class A common stock and 700.0 million shares of Class B common stock, each at par value of $0.0001. As of July 31, 2020, 482.0 million shares of Class A common stock and 87.4 million shares of Class B common stock were issued and outstanding.
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

Company offers the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) to eligible employees.
Stock Options
A summary of stock option activity under the 2009 Plan and 2019 Plan is as follows (in thousands, except years and per share data):

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (In years)	Aggregate intrinsic value
Outstanding at January 31, 2020	8,425	$4.68	6.27	$135,224
Granted	1,678	24.31
Exercised	(1,828)	2.52
Cancelled	(193)	10.53
Outstanding at July 31, 2020	8,082	$9.11	6.88	$165,231
Stock options vested and exercisable at July 31, 2020	3,994	$2.22	4.81	$109,154
Stock options vested and expected to vest at July 31, 2020	8,082	$9.11	6.88	$165,231
As of July 31, 2020, there was $30.3 million of total unrecognized stock-based compensation related to outstanding stock options, which will be recognized over a weighted average period of 4.1 years.
Restricted Stock Units and Restricted Stock Awards
A summary of RSUs and Restricted Stock Awards (“RSAs”) activity under the 2009 Plan and 2019 Plan is as follows (in thousands, except per share data):

	Restricted stock units		Restricted stock awards
	Number of shares	Weighted-average grant date fair value per share	Number of shares	Weighted-average grant date fair value per share
Unvested at January 31, 2020	42,002	$12.48	1,579	$8.91
Granted	10,451	26.26	—	—
Released	(9,740)	11.29	(242)	8.92
Cancelled	(2,293)	13.02	—	—
Unvested at July 31, 2020	40,420	$16.30	1,337	$8.91
As of July 31, 2020, there was $457.7 million of total unrecognized stock-based compensation related to unvested RSUs, which will be recognized over a weighted average period of 2.0 years. As of July 31, 2020, there was $11.3 million of total unrecognized stock-based compensation related to unvested RSAs, which will be recognized over a weighted average period of 3.3 years.
2019 Employee Stock Purchase Plan
For the six months ended July 31, 2020, 820,375 shares of Class A common stock were issued under the 2019 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2019 ESPP. As of July 31, 2020, total unrecognized compensation cost related to the 2019 ESPP was $1.7 million which will be amortized over a weighted average period of 0.2 years.
Stock-Based Compensation
The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Cost of revenue	$2,544	$10,952	$4,898	$10,998
Research and development	29,157	151,405	56,576	153,040
Sales and marketing	14,917	64,772	28,992	65,154
General and administrative	10,670	58,658	20,533	60,234
Total	$57,288	$285,787	$110,999	$289,426

Note 10.   Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Interest income	$1,775	$4,373	$4,962	$9,176
Unrealized gains (losses) on foreign exchange	1,057	(1,386)	1,101	(1,110)
Transaction gains (losses) on foreign exchange	(60)	86	(221)	(848)
Change in fair value of strategic investments	4,182	(124)	5,820	2,884
Other non-operating income (expense), net	(2)	370	(2)	407
Interest income and other income, net	$6,952	$3,319	$11,660	$10,509

Note 11.    Income Taxes
The Company computes its provision (benefit) for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period.
For the three months ended July 31, 2020 and 2019, the Company recorded a tax provision (benefit) of $(0.1) million and $(0.9) million on pretax losses of $73.2 million and $360.5 million, respectively. The effective tax rates for the three months ended July 31, 2020 and 2019 were 0.1% and 0.3%, respectively. For the three months ended July 31, 2020, the Company maintained a full valuation allowance on its U.S. federal, state, and certain foreign jurisdictions net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
For the six months ended July 31, 2020 and 2019, the Company recorded a tax provision (benefit) of $0.1 million and $(0.4) million on pretax losses of $(147.5) million and $391.9 million, respectively. The effective tax rates for the six months ended July 31, 2020 and 2019 were 0.0% and 0.1%, respectively. For the six months ended July 31, 2020, the Company maintained a full valuation allowance on its U.S. federal, state, and certain foreign jurisdictions net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
In March 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, since the Company has recorded a full valuation allowance against its deferred tax assets, these changes to U.S. tax law do not have a material impact on the Company’s provision for income taxes in its condensed consolidated financial statements. In addition, although many countries in which the Company operates have also issued some form of COVID-19 related income tax guidance, this guidance does not have material impact on provision for income taxes in its condensed consolidated financial statements as of July 31, 2020.
In July 2015, the U.S. Tax Court issued an opinion favorable to Altera Corporation (“Altera”) with respect to the exclusion of stock-based compensation from its intercompany cost-sharing arrangement. In June 2019, the U.S. Court of Appeals reversed the 2015 decision of the U.S. Tax Court. In July 2019, Altera petitioned the Ninth Circuit for a rehearing of a larger panel of eleven Ninth Circuit judges. Altera’s petition for rehearing was denied in November, 2019. In February 2020, Altera filed a petition for writ of certiorari to the U.S. Supreme Court. In June 2020, the U.S. Supreme Court declined the writ of certiorari. The Company has considered the impact on its condensed consolidated financial statements which is not material after considering the valuation allowance and will continue to monitor the future developments in this case.

Note 12.    Net Loss per Share Attributable to Slack Common Stockholders
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
The following table presents the calculation of basic and diluted net loss per share attributable to Slack common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Numerator:
Net loss attributable to Slack	$(74,848)	$(359,562)	$(150,059)	$(392,894)
Denominator:
Weighted average common shares outstanding	564,351	368,533	560,921	249,222
Net loss per share attributable to Slack common stockholders, basic and diluted	$(0.13)	$(0.98)	$(0.27)	$(1.58)
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

	As of
	July 31, 2020	July 31, 2019
Shares related to convertible senior notes	—	—
Stock options	8,082	11,149
Unvested early exercised stock options	—	50
Restricted stock units	40,420	50,853
Restricted stock awards	1,337	2,297
Restricted stock	741	—
Employee stock purchase plan	594	247
Total antidilutive securities	51,174	64,596
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that are based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under the section titled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. Our fiscal year ends January 31.
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
Slack provides an easy way for users to share and aggregate information from other software, take action on notifications, and advance workflows in a multitude of third-party applications, over 2,300 of which are listed in the Slack App Directory. Developers have collectively created more than 700,000 third-party applications or custom integrations that were used in a typical week during the three months ended July 31, 2020. Further, Slack’s platform capabilities extend beyond integrations with third-party applications and allow for easy integrations with an organization’s internally-developed software.
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
We have experienced volatility in customer demand and buying habits due to the COVID-19 pandemic. At the beginning of the COVID-19 pandemic, we experienced a significant increase in demand and usage of Slack, including an increase in our number of Paid Customers. While we do not expect the significant increase in the number of net new Paid Customers associated with the initial shelter-in-place orders related to the COVID-19 pandemic to recur, we have experienced an acceleration in our Paid Customer growth during the six months ended July 31, 2020. However, the rate of growth of total organizations on Slack has reverted to a level more in-line with trends we experienced prior to the COVID-19 pandemic. In addition, we have experienced an increase in paid customer churn and a decrease in expansion within existing paid customers during the six months ended July 31, 2020. We expect these paid customer churn and expansion trends to continue due to the effects of the COVID-19 pandemic. We define paid customer churn as paid customers reducing the number of users within their organizations or electing not to renew their paid subscriptions.
The COVID-19 pandemic and its adverse effects have been more prevalent in the locations where we, our customers, suppliers, and third-party business partners conduct business. This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, have decreased IT spending for many organizations, adversely affected demand for Slack, attrition rates, the ability of our salespeople to travel to potential customers and of our customer success team to conduct in-person trainings and consulting work, negatively impacted expected spending from new and existing customers, increased sales cycle times, negatively impacted collections of accounts receivable, caused certain of our paid customers to file for bankruptcy protection or go out of business, and harmed our business, results of operations, and financial condition. We expect these negative impacts will continue due to the effects of the COVID-19 pandemic. In addition, to prepare for potential surges in demand, we have incurred, and may continue to incur, additional costs and make additional investments in order to meet the demands of increased customer usage of Slack and additional product development efforts during this time may put additional pressure on our technical infrastructure. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain.
The COVID-19 pandemic has resulted in, and any prolonged economic slowdowns may continue to result in, paid customers on Slack requesting us to renegotiate existing contracts on less advantageous terms to us than those currently in place, defaulting on payments due on existing contracts, not renewing at the end of the contract term, or choosing to renew with a smaller commitment than previous contracts. For example, in an effort to assist both new and existing paid customers facing challenges due to the economic impact of the COVID-19 pandemic, we have entered into, and expect to continue to enter into, more custom contracts and billing arrangements with new and existing paid customers, which may be less advantageous to us than our standard term contracts. These arrangements have included provisions such as the ability to defer payments, to pay in installments or over longer time periods, and other collection flexibility. We have also granted, and may in the future grant, billing concessions to existing paid customers. We do not expect these billing arrangements to have a significant impact on our future revenue, but they will negatively impact our future Calculated Billings and Free Cash Flow.
The COVID-19 pandemic also presents challenges as our entire workforce is currently working remotely and shifting to assisting new and existing customers who are also generally working remotely. All of our currently planned customer, employee, and industry events have been shifted to virtual-only experiences, and we may deem it advisable to similarly alter, postpone, or cancel entirely, additional customer, partner, employee, or industry events in the future. Furthermore, in June 2020, we announced that we would allow many of our employees to work remotely on a permanent basis. We have a limited history of having a remote workforce and the long-term impact on, and the resulting types of continuing investments for, our employee base is uncertain. In addition, we may incur increased workforce costs, including costs associated with implementing additional personnel and workplace safety protocols, the accrual of unused paid time off, and workplace or labor claims and disputes related to COVID-19.
While we have developed and continue to develop plans to help mitigate the potential negative impact of the outbreak on our business, these efforts may not be effective and a protracted economic downturn will likely limit the effectiveness of our mitigation efforts. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all. We are continuing to understand the long-term net effect and anticipated future magnitude of the above factors on our results for future periods and such forecasts are inherently uncertain. See Part II, Item 1A, “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business, financial condition, and results of operations.
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
As of July 31, 2020 and 2019, we had approximately 130,000 and 100,000 Paid Customers, respectively.
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

As of July 31, 2020, we had 985 Paid Customers >$100,000, who contributed approximately 49% of revenue for each of the three and six months then ended. As of July 31, 2019, we had 720 Paid Customers >$100,000, who contributed approximately 43% of revenue for each of the three and six months then ended.
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
As of July 31, 2020 and 2019, our Net Dollar Retention Rate was 125% and 136%, respectively. Our Net Dollar Retention Rate has declined year over year as our base of revenue has grown and our penetration within existing, long-term Paid Customers has increased. Our Net Dollar Retention Rate will fluctuate in future periods due to a number of factors, including the growing level of our revenue base, the level of penetration within our Paid Customer base, expansion of products and features, and our ability to retain our Paid Customers.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(In thousands)
Calculated Billings	$218,198	$174,807	$424,207	$324,444
Free Cash Flow	$10,774	$(7,871)	$14,457	$(42,074)
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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to Calculated Billings, for each of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(In thousands)
Revenue	$215,864	$144,973	$417,514	$279,794
Add: Total deferred revenue, end of period	383,407	286,523	383,407	286,523
Less: Total deferred revenue, beginning of period	(381,073)	(256,689)	(376,714)	(241,873)
Calculated Billings	$218,198	$174,807	$424,207	$324,444
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
The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Free Cash Flow, for each of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(In thousands)
Net cash provided by (used in) operating activities	$14,471	$321	$23,200	$(13,805)
Purchases of property and equipment	(3,697)	(8,192)	(8,743)	(28,269)
Free Cash Flow	$10,774	$(7,871)	$14,457	$(42,074)
Net cash provided by investing activities	$78,317	$239,131	$42,853	$344,591
Net cash provided by (used in) financing activities	$(4,618)	$2,334	$751,343	$4,719

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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(In thousands)
Revenue	$215,864	$144,973	$417,514	$279,794
Cost of revenue(1)	28,387	31,106	53,989	49,680
Gross profit	187,477	113,867	363,525	230,114
Operating expenses:
Research and development(1)	94,201	217,769	185,426	268,872
Sales and marketing(1)	109,122	136,392	219,442	203,230
General and administrative(1)	52,788	123,356	103,442	160,100
Total operating expenses	256,111	477,517	508,310	632,202
Loss from operations	(68,634)	(363,650)	(144,785)	(402,088)
Interest expense	(11,552)	(208)	(14,394)	(321)
Interest income and other income, net	6,952	3,319	11,660	10,509
Loss before income taxes	(73,234)	(360,539)	(147,519)	(391,900)
Provision (benefit) for income taxes	(81)	(923)	61	(403)
Net loss	(73,153)	(359,616)	(147,580)	(391,497)
Net income (loss) attributable to noncontrolling interest(2)	1,695	(54)	2,479	1,397
Net loss attributable to Slack	$(74,848)	$(359,562)	$(150,059)	$(392,894)
_______________
(1)Includes stock-based compensation as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(In thousands)
Cost of revenue	$2,544	$10,952	$4,898	$10,998
Research and development	29,157	151,405	56,576	153,040
Sales and marketing	14,917	64,772	28,992	65,154
General and administrative	10,670	58,658	20,533	60,234
Total stock-based compensation	$57,288	$285,787	$110,999	$289,426
(2)Our condensed consolidated financial statements include our majority-owned subsidiary, Slack Fund. The ownership interest of minority investors in Slack Fund is recorded as a noncontrolling interest.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	13	21	13	18
Gross profit	87	79	87	82
Operating expenses:
Research and development	44	150	44	96
Sales and marketing	51	95	53	73
General and administrative	24	85	25	57
Total operating expenses	119	330	122	226
Loss from operations	(32)	(251)	(35)	(144)
Interest expense	(5)	—	(3)	—
Interest income and other income, net	3	2	3	4
Loss before income taxes	(34)	(249)	(35)	(140)
Provision (benefit) for income taxes	—	(1)	—	—
Net loss	(34)	(248)	(35)	(140)
Net income (loss) attributable to noncontrolling interest	1	—	1	—
Net loss attributable to Slack	(35)%	(248)%	(36)%	(140)%

Comparison of the Three Months Ended July 31, 2020 and 2019
Revenue and Cost of Revenue

	Three Months Ended July 31,
	2020	2019	$ Change	% Change
	(In thousands)
Revenue	$215,864	$144,973	$70,891	49%
Cost of revenue	28,387	31,106	(2,719)	(9)
Gross profit	$187,477	$113,867	$73,610	65
Revenue increased $70.9 million, or 49%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The increase in revenue was primarily due to expansion within our existing Paid Customers, as reflected by our Net Dollar Retention Rate of 125% as of July 31, 2020, and the addition of new Paid Customers, as our number of Paid Customers grew from 100,000 as of July 31, 2019 to 130,000 as of July 31, 2020.
Cost of revenue decreased $2.7 million, or 9%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The decrease was primarily due to a $9.1 million decrease in stock-based compensation and related employer payroll taxes, as compared to the three months ended July 31, 2019 when stock-based compensation and related employer payroll taxes were higher due primarily to the satisfaction of the performance vesting condition on outstanding RSUs in connection with our direct listing of our Class A common stock on the New York Stock Exchange, or the Direct Listing, in June 2019. This decrease was partially offset by a $4.2 million increase in third-party hosting fees as the number of organizations on and, users of, Slack in general increased, and a $2.3 million increase in personnel and related costs due to additional headcount to support the growth in organizations on Slack.

Operating Expenses

	Three Months Ended July 31,
	2020	2019	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$94,201	$217,769	$(123,568)	(57)%
Sales and marketing	109,122	136,392	(27,270)	(20)
General and administrative	52,788	123,356	(70,568)	(57)
Total operating expenses	$256,111	$477,517	$(221,406)	(46)
Research and Development
Research and development expenses decreased $123.6 million, or 57%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The decrease was primarily due a $132.4 million decrease in stock-based compensation and related employer payroll taxes, as compared to the three months ended July 31, 2019 when stock-based compensation and related employer payroll taxes were higher due primarily to the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019 and a $2.5 million decrease in travel costs due to COVID-19 travel restrictions. These decreases were partially offset by an $11.8 million increase in personnel costs related to increased headcount.
Sales and Marketing
Sales and marketing expenses decreased $27.3 million, or 20%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The decrease was primarily due to a $53.4 million decrease in stock-based compensation and related employer payroll taxes, as compared to the three months ended July 31, 2019 when stock-based compensation and related employer payroll taxes were higher due primarily to the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019 and a $2.6 million decrease in travel costs due to COVID-19 travel restrictions. These decreases were partially offset by a $14.7 million increase in personnel costs, which include customer experience and infrastructure employee costs for users of our free version, a $10.6 million increase in marketing expenses due to more spending on advertising, and a $3.7 million increase in third-party hosting costs for users on a Free subscription plan of Slack primarily due to continuing growth in our user base.
General and Administrative
General and administrative expenses decreased $70.6 million, or 57%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The decrease was primarily due to a $51.5 million decrease in stock-based compensation and related employer payroll taxes, as compared to the three months ended July 31, 2019 when stock-based compensation and related employer payroll taxes were higher due primarily to the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019 and a $28.1 million decrease in fees related to financial advisory services, audit, and legal expenses, which we incurred in the three months ended July 31, 2019 in connection with the Direct Listing. This decrease was partially offset by an $8.8 million increase in consulting expenses related to legal fees and acquisition-related costs, and a $3.1 million increase in personnel costs related to increases in our administrative, finance and accounting, legal, IT, and human resources headcount.

Interest Expense
Interest expense increased by $11.3 million for the three months ended July 31, 2020 compared to the three months ended July 31, 2019, due to contractual interest expense and amortization of the discount and issuance costs on the Notes.
Interest Income and Other Income, Net
Interest income and other income, net was $7.0 million for the three months ended July 31, 2020, an increase of $3.6 million from the three months ended July 31, 2019. The increase in interest income and other income, net was primarily driven by a net increase in realized and unrealized gains from our strategic investments of $4.3 million and an increase of net foreign exchange gains of $2.3 million, partially offset by a decrease of interest income of $2.6 million due primarily to a decrease in interest rates.

Provision (Benefit) for Income Taxes
The benefit for income taxes was $0.1 million for the three months ended July 31, 2020, an increase of $0.8 million from the three months ended July 31, 2019, primarily related to a decrease in tax benefit resulting from stock-based compensation of our foreign jurisdictions. This increase was partially offset by tax benefit from the Rimeto acquisition and a change in the United Kingdom tax rate.
Comparison of the Six Months Ended July 31, 2020 and 2019

Revenue and Cost of Revenue

	Six Months Ended July 31,
	2020	2019	$ Change	% Change
	(In thousands)
Revenue	$417,514	$279,794	$137,720	49%
Cost of revenue	53,989	49,680	4,309	9
Gross profit	$363,525	$230,114	$133,411	58

Revenue increased $137.7 million, or 49%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The increase in revenue was primarily due to expansion within our existing Paid Customers, as reflected by our Net Dollar Retention Rate of 125% as of July 31, 2020, and the addition of new Paid Customers, as our number of Paid Customers grew from 100,000 as of July 31, 2019 to 130,000 as of July 31, 2020.
Cost of revenue increased $4.3 million, or 9%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The increase was primarily due to a $6.6 million increase third-party hosting fees as the number of organizations on and, users of, Slack increased, a $3.7 million increase in personnel and related costs due to additional headcount to support the growth in organizations on Slack, and a $1.1 million increase in payment processing fees for customer credit card payments. This increase was partially offset by a $6.6 million decrease in stock-based compensation and related employer payroll taxes, as compared to the six months ended July 31, 2019 when stock-based compensation and related employer payroll taxes were higher due primarily to the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019 and a $0.5 million decrease in travel costs due to COVID-19 travel restrictions.
Operating Expenses

	Six Months Ended July 31,
	2020	2019	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$185,426	$268,872	$(83,446)	(31)%
Sales and marketing	219,442	203,230	16,212	8
General and administrative	103,442	160,100	(56,658)	(35)
Total operating expenses	$508,310	$632,202	$(123,892)	(20)
Research and Development
Research and development expenses decreased $83.4 million, or 31%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The decrease was primarily due to a $104.4 million decrease in stock-based compensation and related employer payroll taxes, as compared to the six months ended July 31, 2019 when stock-based compensation and related employer payroll taxes were higher due primarily to the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019 and a $1.5 million decrease in travel costs due to COVID-19 travel restriction. This decrease was partially offset by a $23.0 million increase in personnel costs related to increased headcount.
Sales and Marketing
Sales and marketing expenses increased $16.2 million, or 8%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The increase was primarily due to a $27.6 million increase in personnel costs, which include customer experience and infrastructure employee costs for users of our free version, a $21.1 million increase in marketing expenses due to more spending on advertising, a $5.5 million increase in third-party hosting costs for users on a Free subscription plan of Slack primarily due to continuing growth in our user base, and a $3.4 million increase in facility- and IT-related overhead costs to support our headcount growth. This increase was partially offset by a $38.5 million decrease in stock-based compensation and related employer payroll taxes, as compared to the six months ended July 31, 2019 when stock-based compensation and related employer payroll taxes were higher due primarily to the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019 and a $2.6 million decrease in travel costs due to COVID-19 travel restriction.
General and Administrative
General and administrative expenses decreased $56.7 million, or 35%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The decrease was primarily due to a $42.2 million decrease in stock-based compensation and related employer payroll taxes, as compared to the six months ended July 31, 2019 when stock-based compensation and related employer payroll taxes were higher due primarily to the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019, a $30.4 million decrease in fees related to financial advisory services, audit, and legal expenses, which we incurred in the six months ended July 31, 2019 in connection with the Direct Listing, and a $3.2 million decrease in travel costs due to COVID-19 travel restriction. This decrease was partially offset by an $11.3 million increase in legal fees and acquisition-related costs and a $7.6 million increase in personnel costs related to increases in our administrative, finance and accounting, legal, IT, and human resources headcount.
Interest Expense
Interest expense increased by $14.1 million for the six months ended July 31, 2020 compared to the six months ended July 31, 2019, due to contractual interest expense and amortization of the discount and issuance costs on the Notes.
Interest Income and Other Income, Net
Interest income and other income, net was $11.7 million for the six months ended July 31, 2020, an increase of $1.2 million from the six months ended July 31, 2019. The increase in interest income and other income, net was primarily driven by a net increase in realized and unrealized gains from our strategic investments of $2.9 million and an increase of net foreign exchange gains of $2.8 million, partially offset by a decrease of interest income of $4.2 million due primarily to a decrease in interest rates.
Provision (Benefit) for Income Taxes
The provision for income taxes was $0.1 million for the six months ended July 31, 2020, an increase of $0.5 million from the six months ended July 31, 2019, primarily related to a decrease in tax benefit resulting from stock-based compensation of our foreign jurisdictions. This is partially offset by tax benefit from the Rimeto acquisition and a change in United Kingdom tax rate.
Liquidity and Capital Resources
As of July 31, 2020, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $1.4 billion and marketable securities of $217.0 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. Restricted cash consists of cash deposited with financial institutions as collateral for our obligations under the facility leases in San Francisco, California and Denver, Colorado. As of July 31, 2020, our restricted cash totaled $38.5 million. Marketable securities are comprised of certificates of deposit, commercial paper, U.S. agency securities, U.S. government securities, international government securities, and corporate bonds. As of July 31, 2020, 83% of all cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our convertible preferred stock, convertible senior notes, common stock, and cash generated from the sale of our subscriptions.
We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1.4 billion as of July 31, 2020. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business.
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

In May 2019, we entered into a $215.0 million revolving credit and guaranty agreement with a syndicate of financial institutions. The revolving credit facility has an accordion option, which, if exercised, would allow us to increase the aggregate commitments by up to the greater of $200.0 million and 100% of the consolidated adjusted EBITDA of us and our subsidiaries, plus an unlimited amount subject to satisfaction of certain leverage ratio based compliance tests after giving effect to the exercise, in each case subject to obtaining additional lender commitments and satisfying certain conditions. Pursuant to the terms of the revolving credit facility, we may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing under such facility. As of July 31, 2020, we had no amounts or letters of credit issued and outstanding under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $215.0 million as of July 31, 2020.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2020	2019
	(In thousands)
Net cash provided by (used in) operating activities	$23,200	$(13,805)
Net cash provided by investing activities	42,853	344,591
Net cash provided by financing activities	751,343	4,719
Net increase in cash, cash equivalents and restricted cash	$817,396	$335,505
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
During the six months ended July 31, 2020, operating activities provided $23.2 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $147.6 million, impacted by $155.9 million non-cash charges and $14.9 million of cash provided from changes in our operating assets and liabilities. The non-cash charges primarily consisted $111.0 million in stock-based compensation, $17.3 million of non-cash operating lease expenses, $13.6 million of depreciation and amortization, $12.6 million of amortization of debt discount and issuance cost and $6.9 million of amortization of deferred contract acquisition costs, partially offset by a $5.8 million net gain as a result of the change in fair value of our strategic investments. The cash provided from changes in our operating assets and liabilities was primarily due to a $33.5 million decrease in accounts receivable, reflecting an increase in collections and seasonal decrease in billings, a $5.7 million increase in deferred revenue due to additional billings with new and existing paid customers, and a $3.0 million increase in accrued compensation and benefits. These amounts were partially offset by $16.4 million of operating lease payments, a $4.5 million increase in prepaid expenses and other assets, a $4.0 million decrease in accounts payable due to the timing of payments, and a $2.3 million decrease in other liabilities.
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
Cash Provided by Investing Activities
Net cash provided by investing activities during the six months ended July 31, 2020 was $42.9 million, which was primarily driven by maturities and sales of marketable securities of $153.7 million and net cash acquired from a business combination of $6.6 million, partially offset by purchases of marketable securities of $100.3 million, strategic investments of $9.0 million, and property and equipment of $8.7 million.
Net cash provided by investing activities during six months ended July 31, 2019 was $344.6 million, which was primarily driven by maturities of marketable securities of $435.0 million, partially offset by cash used to purchase marketable securities of $59.6 million and property and equipment of $28.3 million.
Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended July 31, 2020 was $751.3 million, primarily driven by proceeds from issuance of the Notes of $841.3 million, net of issuance costs, proceeds from employee purchases of common stock under the employee stock purchase plan of $16.6 million, and the exercise of stock options of $4.6 million, partially offset by a payment for Capped Calls related to the Notes of $105.6 million and payments of contingent consideration for acquisitions of $5.3 million.
Net cash provided by financing activities for the six months ended July 31, 2019 was $4.7 million, primarily driven by proceeds from the exercise of stock options of $10.3 million, partially offset by a payment of contingent consideration for an acquisition of $5.0 million.
Contractual Obligations and Commitments
Our principal contractual commitments primarily consist of obligations under the Notes (including principal and coupon interest), operating leases for office space, and datacenter operations. For additional information of the Notes, operating lease obligations, and hosting commitments, refer to Note 6, Note 7, and Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
As of July 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 1. Description of

Business and Summary of Significant Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on March 12, 2020. There have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2020, except for the new accounting policy for the Notes issued in April 2020.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:

Interest Rate Risk
We had cash and cash equivalents of $1,316.4 million and marketable securities of $217.0 million as of July 31, 2020, which consisted of bank deposits, money market accounts, and certificates of deposit, U.S. agency securities, U.S. government securities, international government securities, and corporate bonds. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
Currency Exchange Risk
The functional currency of our foreign subsidiaries is generally the U.S. dollar. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in interest income and other income, net in our condensed consolidated statements of operations.
We have foreign currency exchange risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, British Pound, Japanese Yen, and Canadian Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains (losses) related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, sales, or expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.
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
Beginning in September 2019, seven purported class action lawsuits were filed against us, our directors, certain of our officers, and certain investment funds associated with certain of our directors, each alleging violations of securities laws in connection with our registration statement on Form S-1 filed with the SEC, or the Registration Statement. Six of these lawsuits were filed in the Superior Court of California for the County of San Mateo and one of these lawsuits was filed in the U.S. District Court for the Northern District of California, or the Federal Action. In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, a lead plaintiff has been appointed and the operative complaint was filed in January 2020. In January 2020, the Company and the other defendants filed a motion to dismiss the complaint. In April 2020, the U.S. District Court for the Northern District of California granted in part and denied in part the motion to dismiss. In May 2020, the Company and the other defendants filed a motion to certify the court’s order for interlocutory appeal. In June 2020, the U.S. District Court for the Northern District of California certified the order for interlocutory appeal. Also in June 2020, the Company and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals. In July 2020, the Ninth Circuit Court of Appeals granted the petition. The six state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370, or the State Court Action. The operative complaint was filed in the State Court Action in December 2019. A seventh state court action was filed in June 2020, but was consolidated with the State Court Action in July 2020. The Company and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the Superior Court of California, County of San Mateo sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint by October 2, 2020. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased our Class A common stock issued pursuant and/or traceable to the Registration Statement.
In April 2020, three purported stockholder derivative lawsuits were filed against certain of our officers and certain of our current and former directors in the U.S. District Courts for the District of Delaware and the Northern District of California. The case filed in the Northern District of California was dismissed and re-filed in the U.S. District Court for the District of Delaware. The derivative cases were consolidated in June 2020, and the operative complaint was designated in August 2020. Defendants’ response to the operative complaint is due on September 9, 2020. The purported stockholder derivative lawsuits allege breaches of fiduciary duty in connection with our Registration Statement. The complaints seek declarations that the defendants breached their fiduciary duties to the Company, the award of unspecified damages to the Company, and certain reforms to the Company’s governance policies.
In June 2020, a lawsuit was filed against us in the Delaware Court of Chancery pursuant to Delaware General Corporation Law Section 220 by a stockholder, but we have not yet been served. The action seeks an order permitting inspection and copying of certain of our books and records. In August 2020, the plaintiff in the Section 220 action filed a motion to intervene in, and stay, the derivative actions in the U.S. District Court for the District of Delaware. We filed an opposition to the motion on September 3, 2020.
We believe these lawsuits are without merit and we intend to vigorously defend them. Based on the preliminary nature of the proceedings in these cases, the outcomes of these matters remain uncertain.
In July 2020, we filed a complaint against Microsoft with the European Commission for engaging in certain behaviors that we believe are unlawful and anti-competitive. The complaint process is costly and time-consuming and we cannot provide assurance that the outcome of the process with the European Commission will be successfully resolved in our favor.

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
Risks Related to Our Business
The global COVID-19 pandemic has harmed and could continue to harm our business, results of operations, and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and the related public health measures, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. The COVID-19 pandemic, as well as measures undertaken to contain the spread of COVID-19, have decreased IT spending for many organizations, adversely affected demand for Slack, attrition rates, and the ability of our salespeople to travel to potential customers and our customer success team to conduct in-person trainings and consulting work, negatively impacted expected spending from new and existing customers, negatively impacted collections of accounts receivable, caused certain of our paid customers to file for bankruptcy protection or go out of business, and harmed our business, results of operations, financial condition, and could have other currently unforeseen negative impacts on us. We expect these negative impacts, among others, will continue due to the effects of the COVID-19 pandemic. While we have developed and continue to develop plans to help mitigate the potential negative impact of the outbreak on our business, these efforts may not be effective and a protracted economic downturn will likely limit the effectiveness of our mitigation efforts.
While we estimate that less than 20% of our business is derived from industries most directly impacted by the COVID-19 pandemic, such as travel, hospitality, commercial real estate, ride sharing, and retail, many of our paid customers have been negatively impacted by the COVID-19 pandemic and we have experienced an increase in paid customer churn and a decrease in expansion within existing paid customers during the six months ended July 31, 2020. We expect these paid customer churn and expansion trends to continue due to the effects of the COVID-19 pandemic.
Further, the sales cycle for the evaluation and implementation of our paid versions, Standard and Plus, which typically ranges from a single day to multiple months, and of Enterprise Grid, which can typically range from multiple months to years, has lengthened due to the effects of the COVID-19 pandemic and could continue to lengthen, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. If our paid customers fail to pay us or reduce their spending with us, we will be adversely affected by an inability to collect amounts due, the cost of enforcing the terms of our contracts, including litigation, or a reduction in revenue. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue and we expect to continue to face difficulty accurately developing our financial forecasts.
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
•expand usage of Slack between organizations through shared channels, or Slack Connect;

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
Additionally, we expect our paid customer and revenue growth rates to be volatile in the near term as a result of the COVID-19 pandemic, and we are unable to predict the duration, degree, or volatility of future growth with any certainty. For example, at the beginning of the COVID-19 pandemic, we experienced a significant increase in demand and usage of Slack, including an increase in our number of Paid Customers. While we do not expect the significant increase in the number of net new Paid Customers associated with the initial shelter-in-place orders related to the COVID-19 pandemic to recur, we have experienced an acceleration in our Paid Customer growth during the six months ended July 31, 2020. However, the rate of growth of total organizations on Slack has reverted to a level more in-line with trends we experienced prior to the COVID-19 pandemic. In addition, we have experienced an increase in paid customer churn and a decrease in expansion within existing paid customers during the six months ended July 31, 2020. We expect these paid customer churn and expansion trends to continue due to the effects of the COVID-19 pandemic.
If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.
We have experienced, and expect to continue to experience, rapid growth in our operations and employee headcount, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 716 employees as of January 31, 2017 to 2,431 employees as of July 31, 2020. We have established international offices, including offices in Australia, Canada, France, Germany, Ireland, India, Japan, South Korea, and the United Kingdom, and we plan to continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of users, organizations, and integrations on Slack, and in the amount of data that Slack supports. Additionally, our organizational structure is becoming more complex as we scale our operational, financial, and management controls as well as our reporting systems and procedures. Further, as our employees work from geographic areas across the globe and more of our employees work remotely on a permanent basis, we will require investment of resources and close monitoring of local regulations and requirements that continually change due to events that may have a global impact, such as the COVID-19 pandemic, and we may experience unpredictability in our expenses, employee productivity, and employee work culture.
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
•health pandemics, such as the ongoing COVID-19 pandemic, influenza and other highly communicable diseases or viruses; and
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability, including as a result of the upcoming U.S. presidential election.
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
The software technology underlying and integrating with Slack is inherently complex and may contain material defects or errors, particularly when new features, integrations, or capabilities are released. Errors, failures, vulnerabilities, or bugs have in the past, and may in the future, occur in Slack, especially when updates are deployed or new features, integrations, or capabilities are rolled out. These risks may be heightened while our and our customers’ workforces continue to work remotely during the COVID-19 pandemic. Slack is often used in connection with large-scale computing environments with different operating systems, system management software, integrations, equipment, and networking configurations, which may cause errors or failures, or affect other aspects of the computing environment in which Slack is used. In addition, use of Slack in complicated, large-scale computing environments may expose errors, failures, vulnerabilities, or bugs in Slack or integrations. Any such errors, failures, vulnerabilities, or bugs may not be found until after new features, integrations, or capabilities have been released to organizations on Slack. Furthermore, we will need to ensure that Slack can scale to meet the evolving needs of users and organizations on Slack, particularly as we continue to focus on larger organizations with Enterprise Grid. Real or perceived errors, failures, vulnerabilities, or bugs in Slack could result in negative publicity, loss or leaking of personal data and data of organizations on Slack, the issuance of credits under our service level agreements with paid customers, loss of or delay in market acceptance of Slack, loss of competitive position, regulatory fines or claims by organizations on Slack for losses sustained by them, all of which could harm our business, results of operations, and financial condition.
The market and software categories in which we participate are competitive, new, and rapidly changing, and if we do not compete effectively with established companies as well as new market entrants our business, results of operations, and financial condition could be harmed.
Slack is a relatively new category of business technology in a rapidly evolving market for software, programs, and tools used by knowledge workers that is intensely competitive, fragmented, and subject to rapidly changing technology, shifting user and customer needs, new market entrants, and frequent introductions of new products and services. We also compete in various segments of the communication, collaboration, and integration software categories. Moreover, we expect competition to increase in the future from established competitors and new market entrants, including established technology companies who have not previously entered the market. Our primary competitor is currently Microsoft Corporation. Our other competitors fall into the following categories: productivity tool and email providers, such as Alphabet Inc. (including Google Inc.); unified communications providers, such as Cisco Systems Inc.; and consumer application companies who have entered the business software market, such as Facebook Inc. We further compete against existing software, programs, and tools, such as email. With the rise in remote workforces due to the COVID-19 pandemic, the passage of time, the introduction of new technologies, the evolution of Slack and the market for products similar to Slack, and new market entrants, competition has intensified, and we expect it to continue to intensify in the future. Established companies are also developing their own communication and collaboration solutions, platforms for software integration, and secure repositories of information and data within their own core product, and may continue to do so in the future. Additionally, established companies may also acquire or establish product integration, distribution, or other cooperative relationships with our current competitors. For example, while we currently partner with Atlassian Corporation PLC, Google Inc., Okta, Inc., Oracle Corporation, ServiceNow, Inc., salesforce.com, inc., SAP SE, Workday, Inc., and Zoom Video Communications, Inc., among others, some have, and others may, develop and introduce products that directly or indirectly compete with Slack. New competitors or alliances among competitors may emerge and rapidly acquire significant market share due to factors such as greater brand name recognition, a larger existing user and/or customer base, superior product offerings, a larger or more effective sales organization, and significantly greater financial, technical, marketing, and other resources and experience. We also compete with companies that offer niche or specific point solutions in the communication, collaboration, and data use markets, normally focused on specific industries, geographies, or specific use cases, which attempt to address certain of the problems that Slack addresses. In addition, with the recent increase in large merger and acquisition transactions in the technology industry, particularly transactions involving cloud-based technologies, there is a greater likelihood that we will compete with other large technology companies in the future. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Companies resulting from these possible consolidations may create more compelling product offerings and be able to offer more attractive pricing options, making it more difficult for us to compete effectively.
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
In addition, some of our larger competitors, such as Microsoft, have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing Slack, including through selling at zero or negative margins, product bundling, forced product migrations, auto-installation of applications, or closed technology platforms. Competitors, such as Microsoft, have recently been particularly aggressive using these tactics and positioning their products that are not true substitutes for Slack as equivalents to Slack, and we believe this has confused the market for Slack, lengthened certain sales cycles, and caused certain prospective customers not to purchase Slack. In addition, the product bundling and forced product migrations described above have reduced, and may in the future reduce, the overall market for Slack by preventing us from gaining access to sales opportunities and by forcing us to spend more resources to market and sell Slack. This competition has intensified in recent periods and we believe that it has harmed, and may continue to harm, our business, results of operations, and financial condition. In July 2020, we filed a complaint against Microsoft with the European Commission for engaging in certain behaviors that we believe are unlawful and anti-competitive. The complaint process is costly and time-consuming and we cannot provide assurance that the outcome of the process with the European Commission will be successfully resolved in our favor or, if it is resolved in our favor, that it will have a material effect on our business or the market for our products. Furthermore, we could be subject to retaliatory or other adverse measures by Microsoft, its employees, or agents in response to the complaint that we filed with the European Commission.
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
Moreover, our business is subscription based, and organizations are not obligated to and may not renew their subscriptions after their existing subscriptions expire. Many of our subscriptions are sold for a one-year term, though some organizations choose a month-to-month subscription plan or multi-year subscription plan. While many of our subscriptions provide for automatic renewal, organizations have no obligation to renew a subscription after the expiration of the term, and we cannot ensure that organizations will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same subscription plan or upgrade to Plus or Enterprise Grid. With our fair billing practices and other types of enterprise billing arrangements, we may not earn revenue with greater adoption or we may not earn as much revenue as anticipated, for example, if the number of active users in an organization decreases or if the number of active users grows beyond what was estimated and billed. As a result of the economic effects of the COVID-19 pandemic, we have experienced and may continue to experience an increase in the amount of credits issued due to our fair billing policy. Organizations may or may not renew their subscriptions as a result of a number of factors, including their satisfaction or dissatisfaction with Slack or services, our pricing or pricing structure, changes to our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of economic conditions, in particular as a result of the economic effects of COVID-19, or reductions in our paid customers’ spending levels. In the past, some paid customers have elected to downgrade or not to renew agreements with us and it is difficult to accurately predict long-term Net Dollar Retention Rates. If organizations do not renew their subscriptions, renew on less favorable terms, fail to add more users, or reduce the number of users within their organization or if we fail to upgrade organizations on our Free or Standard subscription plan to our premium subscription plans, Plus and Enterprise Grid, or expand within organizations on Slack, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition.
The COVID-19 pandemic has resulted in, and any prolonged economic slowdowns may continue to result in, paid customers on Slack requesting us to renegotiate existing contracts on less advantageous terms to us than those currently in place, defaulting on payments due on existing contracts, not renewing at the end of the contract term, or choosing to renew with a smaller commitment than previous contracts. For example, in an effort to assist both new and existing paid customers facing challenges due to the economic impact of the COVID-19 pandemic, we have entered into, and expect to continue to enter into, more custom contracts and billing arrangements with new and existing paid customers, which may be less advantageous to us than our standard term contracts. These arrangements have included provisions such as the ability to defer payments, to pay in installments or over longer time periods, and other collection flexibility. We have also granted, and may in the future grant, billing concessions to existing paid customers. We have also granted, and may in the future grant, no-cost arrangements, larger discounts, and billing concessions to non-profit and educational customers. We have also engaged in promotional activities offering our services at substantial discounts in response to the COVID-19 pandemic. Any of these arrangements could harm our business, results of operations, and financial condition.
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
To remain competitive, we must continue to develop new features, integrations, capabilities, and enhancements to Slack. This is particularly true as we further expand and diversify our capabilities to address additional applications and markets. For example, in September 2017, we introduced a new beta feature, shared channels, which facilitates secure collaboration between companies. As of July 31, 2020, more than 52,000 Paid Customers have adopted shared channels using Slack Connect. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. If we are unable to develop features, integrations, and capabilities internally due to certain constraints, such as employee turnover, lack of management ability, or a lack of other research and development resources, our business may be harmed.
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
Our continued growth depends, in part, on the ability of existing and potential organizations on Slack to access Slack 24 hours a day, seven days a week, without interruption or degradation of performance. We have in the past and may in the future experience disruptions, data loss, outages, and other performance problems with our infrastructure due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, denial-of-service attacks, ransomware attacks, or other security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems immediately or in short order. We may not be able to maintain the level of service uptime and performance required by organizations on Slack, especially during peak usage times and as our user traffic and number of integrations increase. The increase in the use of Slack that we have experienced as a result of the COVID-19 pandemic has increased demands on our technical infrastructure. We have in the past, and may during the pendency of the COVID-19 pandemic, incur additional costs and make additional investments in order to meet the demands of increased customer usage of Slack and to expand the capacity of our global infrastructure. Additional product development efforts during this time may put additional pressure on our technical infrastructure. We may not be able to accommodate these demands, including as a result of our personnel working remotely during the pandemic. We have experienced intermittent connectivity issues and product issues in the past, including those that have prevented many organizations on Slack and their users from accessing Slack for a period of time. If Slack is unavailable or if organizations are unable to access Slack within a reasonable amount of time, or at all, our business would be harmed and, in some instances, we may be required to provide credits to certain paid customers under our service level agreements, harming our results of operations and financial condition. Since organizations on Slack rely on Slack to communicate, collaborate, and access and complete their work, which in many cases includes entire organizations that complete substantially all of their work functions on Slack, any outage on Slack would impair the ability of organizations on Slack and their users to perform their work, which would negatively impact our brand, reputation, and customer satisfaction, and could give rise to legal liability under our service level agreements with paid customers.
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
In addition, changes in working environments as a result of the COVID-19 pandemic, including our own and our decision in June 2020 to allow many of our employees to work remotely on a permanent basis, could impact the security of our systems and the systems of organizations on Slack, as well as our ability to protect against attacks and detect and respond to them quickly. Any rapid adoption by us of third-party services designed to enable the transition to a remote workforce also may introduce security risk that is not fully mitigated prior to the use of these services. Recently, organizations worldwide, including governments and commercial enterprises, have seen an increase in cyber-attacks, such as phishing and ransomware attacks, by actors using the attention placed on the pandemic and remote workforces as opportunities for targeting systems and personnel. Our own systems and the systems of organizations on Slack are subject to such increased threats.
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
In relation to transfers of Personal Data out of the European Economic Area, or the EEA, and Switzerland to the United States, we are currently registered for both the E.U.-U.S. and the Swiss-U.S. Privacy Shield programs. On July 16, 2020, the Court of Justice of the European Union, or the E.U. Court, invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield program failed to offer adequate protections to E.U. personal data transferred to the U.S. The E.U. Court, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, approved by the European Commission for transfers of personal data between E.U. controllers and non-E.U. processors are valid, however the E.U Court deemed that transfers made pursuant to the SCCs need to be analyzed on a case-by-case basis to ensure the E.U.’s standards of data protection are met. We also rely upon SCCs. However, as a result of this decision, companies may be required to adopt additional measures to accomplish transfers of personal data to the United States. and other third countries in compliance with the General Data Protection Regulation 2016/679, or GDPR, and there continue to be concerns about whether the SCCs will face additional challenges. Until the remaining legal uncertainties regarding how to legally continue these transfers are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers. Our customers may view alternative data transfer mechanisms as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us. For example, some of our customers or potential customers in the E.U. may require their vendors to host all personal data within the E.U. and may decide to do business with one of our competitors who hosts personal data within the E.U. instead of doing business with us. Any inability to transfer personal data from the E.U. to the U.S. in compliance with data protection laws may impede our ability to attract and retain customers and adversely affect our business. Depending on the evolving legal framework, we may find it necessary to establish systems to maintain Personal Data originating from the European Union in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.

In addition, data protection regulation is an area of increased focus and changing requirements. The European Union adopted the GDPR that took effect on May 25, 2018, largely replacing the current data protection laws of each E.U. member state. The GDPR applies to any organization with an establishment in the European Union for data processing purposes as well as to those outside the European Union if they process Personal Data of individuals in the European Union in connection with offering them goods or services or monitoring their behavior. The GDPR enhances data protection obligations for processors and controllers of Personal Data, including, for example, expanded disclosures about how Personal Data is to be used, limitations on retention of information, mandatory data breach notification requirements, and additional obligations on service providers (such as any third parties to whom we may transfer Personal Data). Non-compliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of our global revenue. Given the breadth and depth of changes in data protection obligations, compliance has caused us to expend significant resources, and such expenditures are likely to continue into the future as we continue our compliance efforts and respond to new interpretations and enforcement actions. In addition, separate E.U. laws and regulations (and member states’ implementations thereof) govern the protection of consumers and of electronic communications and these are also evolving. A draft of the new ePrivacy Regulation extends the strict opt-in marketing rules with limited exceptions to business-to-business communications, alters rules on third-party cookies, web beacons, and similar technology and significantly increases penalties. This law, as well as related changes to the European Union’s telecommunications regime, could subject us to additional privacy obligations of the sort that have historically been imposed primarily on telecommunication service providers. We cannot yet determine the impact that such future laws, regulations, and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. Further, the obligations imposed by E.U. data protection and related laws may conflict with the obligations imposed by other legal regimes, such as U.S. laws concerning government access to data. We may incur substantial expense in complying with the new obligations to be imposed by the GDPR, and we may be required to make significant changes in our business operations and product development, all of which may adversely affect our revenues and our business overall.
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
We believe a significant component of our value proposition to users and organizations is the ability to improve and interface with these third-party applications through APIs on and directly in Slack. Third-party services and products are constantly evolving, and we may not be able to modify Slack to assure its compatibility with that of other third parties following development changes. In addition, some of our competitors may be able to disrupt the operations or compatibility of Slack with their products or services, or exert strong business influence on our ability to, and terms on which we, operate Slack. For example, we currently directly compete with several large technology companies whose applications interface with Slack, including Google and Microsoft. Slack currently interoperates with Microsoft products, including Teams, in limited capacities but it is possible that Microsoft may be uncooperative with any future efforts for Slack to interoperate with Teams or other Microsoft products, which could limit Slack’s functionality and make Slack less attractive to users of Microsoft products. As our respective products evolve, we expect this level of competition to increase. Should any of our competitors modify their products or standards in a manner that degrades the functionality of Slack or gives preferential treatment to competitive products or services, whether to enhance their competitive position or for any other reason, the interoperability of Slack with these products could decrease and our business, results of operations, and financial condition could be harmed. If we are not permitted or able to integrate with these and other third-party applications in the future, demand for Slack would be harmed and our business, results of operations, and financial condition would be harmed.
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
Additionally, the COVID-19 pandemic has, and may continue to, put pressure on global economic conditions and overall spending for IT, and has caused, and may continue to cause organizations to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and results of operations. Further, travel restrictions due to COVID-19 have restricted our ability to sell in-person.
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
Our ability to increase the number of organizations on Slack, grow usage within larger organizations on Slack, and achieve broader market acceptance of Slack among large organizations will depend to a significant extent on our ability to expand our sales operations, particularly our direct sales efforts targeted at C-suite executives and business unit leaders. We plan to continue expanding our direct sales force, both domestically and internationally, in order to reach these large organizations. This expansion will require us to invest significant financial and other resources to train and grow our direct sales force, in order to complement our self-service go-to-market approach. Our business will be harmed if our efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if we are unable to retain our existing direct sales personnel, all of which are more difficult, and may continue to be more difficult, during the COVID-19 pandemic and associated remote work policies and restrictions on travel. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth.
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
We sell to U.S. federal and state and foreign government customers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of additional challenges and risks. Selling to government entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements may change, or we may lose one or more government certifications, and in doing so restrict our ability to sell into the government sector until we have attained revised certifications. Government demand and payment for Slack are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for Slack. An extended federal government shutdown resulting from budgetary decisions may limit or delay federal government spending on Slack and adversely affect our revenue. In addition, budgetary stress caused by governmental actions in response to COVID-19 outbreaks has negatively impacted, and may continue to negatively impact, demand for Slack in various governmental entities and agencies. Government entities may also have statutory, contractual, or other legal rights to terminate contracts with us for convenience or due to a default, the risk of which may be heightened during the ongoing COVID-19 outbreak, and any such termination may adversely affect our future operating results.
Adverse general economic and market conditions and reductions in IT spending may reduce demand for Slack, which could harm our revenue, results of operations, and cash flows.
Our revenue, results of operations, and cash flows depend on the overall demand for and use of Slack. Concerns about the systemic impact of a recession (in the United States or globally), energy costs, geopolitical issues, the upcoming U.S. presidential election, pandemics, or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in IT spending by existing and prospective organizations. The COVID-19 pandemic has resulted in, and any prolonged economic slowdowns may continue to result in, organizations on Slack requesting us to renegotiate existing contracts on less advantageous terms to us than those currently in place, defaulting on payments due on existing contracts, not renewing at the end of the contract term, or choosing to renew with a smaller commitment than previous contracts. For example, in an effort to assist both new and existing paid customers facing challenges due to the economic impact of the COVID-19 pandemic, we have entered into, and expect to continue to enter into, more custom contracts and billing arrangements with new and existing paid customers, which may be less advantageous to us than our standard term contracts. These arrangements have included provisions such as the ability to defer payments, to pay in installments or over longer time periods, and other collection flexibility. We have also granted, and may in the future grant, billing concessions to existing paid customers. Any of these arrangements could harm our business, results of operations, and financial condition.
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
Negative publicity about our company, including about the quality, reliability, and security of our products, content shared by users and organizations on Slack (whether proactively shared by such users or shared by employee negligence, error, or malfeasance or improper user configuration or otherwise), changes to our products, policies and services, our privacy and security practices, our complaint against Microsoft filed with the European Commission, litigation, regulatory activity, the actions of users and organizations on Slack, or user experience with our products, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our product. We expect political organizations and campaigns to use Slack during the 2020 U.S. presidential election season, which may heighten such negative publicity risks for us. Such negative publicity could also have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business, results of operations and financial condition.
One of our marketing strategies is to offer a free version of Slack, and we may not be able to continue to realize the benefits of this strategy.
We offer a free version of Slack to promote initial usage, brand and product awareness, and organic adoption. Historically, not all users of and organizations on our free version convert to one of our paid versions. Our marketing strategy depends in part on users of and/or organizations on the free version of Slack convincing others within their organizations to use Slack and to drive the conversion to purchasing subscriptions to Standard, Plus, or Enterprise Grid. We have also offered, and may continue to offer, free trials of our paid versions of Slack to certain users and organizations in an effort to drive purchases of our paid subscription plans. To the extent that some of these users and organizations do not become, or lead others to become, paid customers, we will not realize the intended benefits of this marketing strategy, which incurs costs as we must pay to host our free version and provide free trials of our paid versions, and our ability to grow our business may be harmed and our results of operations and financial condition could suffer.
We derive, and expect to continue to derive, substantially all of our revenue from a single product.
We derive, and expect to continue to derive, substantially all of our revenue from a single product — Slack. As such, the continued growth in market demand for and market acceptance of Slack is critical to our continued success. Demand for Slack is affected by a number of factors, many of which are beyond our control, such as continued market acceptance; the timing of development and release of competing new products; the development and acceptance of new features, integrations, and capabilities (such as Slack Connect); price or product changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends. If we are unable to continue to meet demands of organizations on Slack or trends in preferences or to achieve more widespread market acceptance of Slack, our business, results of operations, and financial condition could be harmed. Changes in preferences of users or organizations on Slack for software may have a disproportionately greater impact on us than if we offered multiple products. In addition, some current and potential organizations, particularly large organizations, may develop or acquire their own tools or software or continue to rely on traditional tools and software, such as email, which would reduce or eliminate the demand for Slack. If demand for Slack declines for any of these or other reasons, our business could be adversely affected.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovative approach, creativity, and teamwork fostered by our culture and our business could be harmed.
We believe that an important contributor to our success has been our corporate culture, which we believe creates an environment that drives and perpetuates our strategy to create a better, more productive way to work. As we continue to grow, including geographically, and develop the infrastructure of a public company, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy. Additionally, our entire workforce is currently working remotely as a result of the COVID-19 pandemic, and we expect a portion of our workforce will continue to do so indefinitely, which may limit their ability to perform certain job functions and may negatively impact productivity and corporate culture.
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
Our agreements with organizations on Slack and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from the use of Slack or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. As we continue to grow, the possibility of these and other intellectual property rights claims against us may increase. For any intellectual property rights indemnification claim against us or organizations on Slack, we may incur significant legal expenses and may have to pay damages, license fees, and/or stop using technology found to be in violation of the third party’s rights. Large indemnity payments could harm our business, results of operations, and financial condition. We may also have to seek a license for the technology. Such license may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver Slack and/or certain features, integrations, and capabilities of Slack. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter Slack and/or certain of its features, integrations, and capabilities, any of which could negatively affect our business.
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
In the ordinary course of business, we may be involved in and subject to litigation for a variety of claims or disputes and receive regulatory inquiries. These claims, lawsuits, and proceedings could include labor and employment, wage and hour, commercial, antitrust, alleged securities law violations or other investor claims, and other matters. The number and significance of these potential claims and disputes are likely to increase as our business, business profile, and financial position grows. Further, our general liability insurance may not cover all potential claims made against us or be sufficient to indemnify us for all liability that may be imposed. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources, and harm our reputation. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not have a material adverse effect on our business, results of operations, and financial condition.
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
We have in the past acquired and may in the future seek to acquire, or invest in, businesses, products, or technologies that we believe could complement Slack, expand its breadth, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in June 2020, we completed our acquisition of Rimeto, an enterprise directory platform. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition. Specifically, these risks include the following:
•failure to successfully evaluate, utilize, integrate, or further develop the acquired technology or personnel;
•inability to accurately forecast the financial impact of a transaction, including adverse tax consequences and accounting charges;
•loss of key employees of the acquired company and other challenges associated with integrating new employees into our culture;
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•implementation or remediation of controls, procedures, and policies at the acquired company;
•integration of the acquired company’s accounting, human resources, and other administrative systems, and coordination of product, engineering, and sales and marketing functions;
•assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights or increase our potential liability;
•failure to find commercial success with the products or services of the acquired company; and
•liability for activities of the acquired company before the acquisition, including shareholder or employee disputes, patent or trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities.
We may not be able to find and identify desirable acquisition targets or we may not be successful in entering into an agreement with any one target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could harm our results of operations. In addition, if an acquired business fails to meet our expectations, financial or otherwise, our business, results of operations, and financial condition may suffer. The risks associated with potential acquisitions will increase if in the future we acquire larger businesses or businesses with higher valuations.
We also make strategic investments in early stage companies developing products or technologies that we believe could complement Slack or expand its breadth, enhance our technical capabilities, or otherwise offer growth opportunities, both directly and through our subsidiary, Slack Fund. These investments are generally in early stage private companies for restricted stock. Such investments are generally illiquid and may never generate value. Further, the companies in which we invest may not succeed, and our investments would lose their value.
We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer experience, and general and administrative functions, and on individual contributors in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or key employees could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices or actively recruit, is intense, especially for engineers experienced in designing and developing software and Software-as-a-Service applications and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications and at an appropriate cost, which may be compounded during the COVID-19 pandemic. In addition, certain domestic immigration laws restrict or limit our ability to recruit internationally. Any changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of time and resources, and potential liability for us or our employees. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed. On the other hand, additions of executive-level management and large numbers of employees could significantly and adversely impact our culture.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

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
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. We expect to cease being an “emerging growth company” as of January 31, 2021. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the market price of our Class A common stock.
We are an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” may make our Class A common stock less attractive to investors.
We expect to be an “emerging growth company,” as defined in the JOBS Act, until January 31, 2021. As an “emerging growth company,” we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an “emerging growth company.” We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the price of our Class A common stock may be more volatile.
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
Our results of operations may be adversely impacted if we are required to collect sales or other related taxes for subscriptions to Slack in jurisdictions where we have not historically done so.
States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. The application of federal, state, local, and international tax laws to services provided electronically is evolving. In particular, the applicability of sales taxes to Slack in various jurisdictions is unclear. We collect and remit U.S. sales and value-added tax, or VAT, in a number of jurisdictions. It is possible, however, that we could face sales tax or VAT audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional tax amounts from our paid customers and remit those taxes to those authorities. We could also be subject to audits in states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage organizations from subscribing to Slack, or otherwise adversely impact our business, results of operations, and financial condition.
Further, one or more state or foreign authorities could seek to impose additional sales, use or other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us. Liability for past taxes may also include substantial interest and penalty charges. Any successful action by state, foreign, or other authorities to compel us to collect and remit sales tax, use tax or other taxes, either retroactively, prospectively or both, could adversely impact our business, results of operations, and financial condition.
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
Our Class B common stock has ten votes per share, and our Class A common stock, which is listed on the NYSE, has one vote per share. As of July 31, 2020, our directors, executive officers, and their respective affiliates beneficially held in the aggregate 63.8% of the voting power of our capital stock, including the shares covered by voting agreements in favor of Stewart Butterfield. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until June 2029, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. Further, as a result of voting agreements between Stewart Butterfield, our co-founder, Chairman of the board of directors, and Chief Executive Officer, and each of our three other co-founders, and the shares he holds, Mr. Butterfield will be able to exercise voting rights with respect to an aggregate of 75,367,287 shares of Class B common stock and 1,506,608 shares of Class A common stock, which together represents approximately 55.7% of the voting power of our outstanding capital stock as of July 31, 2020. As a director and officer, Mr. Butterfield owes a fiduciary duty to our stockholders to act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Butterfield is entitled to vote his shares, and shares over which he has voting control as a result of voting agreements, in his own interests, which may not always be in the interests of our stockholders generally.
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
We also may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investment, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.
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
Our amended and restated bylaws designate state or federal courts located within the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of fiduciary duty;
•any action asserting a claim arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; or
•or any action asserting a claim that is governed by the internal affairs doctrine, or the Delaware Forum Provision.

The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act. Further, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the Northern District of California will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, as we are based in the State of California. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, or employees, which may discourage the filing of lawsuits against us and our directors, officers, and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the District of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 29, 2020, we closed our acquisition of Rimeto, Inc. pursuant to which we issued a total of 1,659,715 shares of our Class A common stock, subject to certain holdback and time-based vesting provisions.
The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale, and issuance of the above securities was exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in the transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in the transaction. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuance of these securities was made without any general solicitation or advertising.

ITEM 5. OTHER INFORMATION
Effective September 8, 2020, our board of directors adopted our amended and restated bylaws to amend Article VIII – Forum for Certain Actions to provide that unless we consent in writing to the selection of an alternative forum, the United States District Court for the Northern District of California shall be the sole and exclusive forum for any action asserting a claim arising under the Securities Act.
The foregoing summary description of our amended and restated bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of our amended and restated bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-231041	3.2	May 13, 2019
3.2	Amended and Restated Bylaws of the Registrant.	Filed herewith
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-231041	4.1	April 26, 2019
4.2	Amended and Restated Investors’ Rights Agreement, dated May 9, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	333-231041	4.2	May 13, 2019
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith
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

Slack Technologies, Inc.

September 8, 2020	By:	/s/ Stewart Butterfield
Stewart Butterfield
Chief Executive Officer
(Principal Executive Officer)

September 8, 2020	By:	/s/ Allen Shim
Allen Shim
Chief Financial Officer
(Principal Financial Officer)