Form 10-Q
period 2020-10-31
Slack Technologies, Inc.
filed 2020-12-03
CIK 1764925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number: 001-38926

Slack Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-4400325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Howard Street
San Francisco, California 94105
(Address of principal executive offices including zip code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
There were 489,067,297 shares of the registrant’s Class A common stock outstanding and 87,133,669 shares of the registrant’s Class B common stock outstanding as of November 16, 2020.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. The forward-looking statements in this report, other than the statements regarding the proposed transaction with salesforce.com, inc., or Salesforce, do not assume the consummation of the proposed transaction unless specifically stated otherwise. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the occurrence of any event, change, or other circumstances that could delay or prevent closing of the proposed transaction, or the Mergers, or give rise to the termination of that certain Agreement and Plan of Merger, or the Merger Agreement, dated December 1, 2020 by and among us, Salesforce, Skyline Strategies I Inc., a Delaware corporation and a wholly owned subsidiary of Salesforce, or Merger Sub I, and Skyline Strategies II LLC, a Delaware limited liability company and a wholly owned subsidiary of Salesforce, or Merger Sub II;
•the effect of uncertainties related to the global COVID-19 pandemic on U.S. and global economies, our business, results of operations, financial condition, demand for Slack, sales cycles, customer retention, and the health of our customers’ businesses;
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements do not assume the consummation of the proposed transaction with Salesforce unless specifically stated otherwise.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	October 31, 2020	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,099,807	$498,999
Marketable securities	475,690	269,593
Accounts receivable, net	122,780	145,844
Prepaid expenses and other current assets	59,500	55,967
Total current assets	1,757,777	970,403
Restricted cash	38,490	38,490
Strategic investments	63,132	28,814
Property and equipment, net	93,541	102,340
Operating lease right-of-use assets	225,771	197,830
Intangible assets, net	19,597	13,530
Goodwill	76,204	48,598
Other assets	36,745	41,701
Total assets	$2,311,257	$1,441,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,214	$16,893
Accrued compensation and benefits	77,611	65,196
Accrued expenses and other current liabilities	28,380	32,123
Operating lease liability	33,009	30,465
Deferred revenue	400,606	375,263
Total current liabilities	559,820	519,940
Convertible senior notes, net	640,767	—
Operating lease liability, noncurrent	231,105	196,378
Deferred revenue, noncurrent	674	1,451
Other liabilities	1,883	38
Total liabilities	1,434,249	717,807
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	58	56
Additional paid-in-capital	2,309,771	1,945,446
Accumulated other comprehensive income (loss)	269	(71)
Accumulated deficit	(1,455,082)	(1,236,621)
Total Slack Technologies, Inc. stockholders’ equity	855,016	708,810
Noncontrolling interest	21,992	15,089
Total stockholders’ equity	877,008	723,899
Total liabilities and stockholders’ equity	$2,311,257	$1,441,706
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue	$234,498	$168,725	$652,012	$448,519
Cost of revenue	32,528	23,140	86,517	72,820
Gross profit	201,970	145,585	565,495	375,699
Operating expenses:
Research and development	96,024	94,853	281,450	363,725
Sales and marketing	119,345	96,210	338,787	299,440
General and administrative	52,268	49,524	155,710	209,624
Total operating expenses	267,637	240,587	775,947	872,789
Loss from operations	(65,667)	(95,002)	(210,452)	(497,090)
Interest expense	(11,742)	(258)	(26,136)	(579)
Interest income and other income, net	12,644	7,393	24,304	17,902
Loss before income taxes	(64,765)	(87,867)	(212,284)	(479,767)
Benefit for income taxes	(1,162)	(101)	(1,101)	(504)
Net loss	(63,603)	(87,766)	(211,183)	(479,263)
Net income attributable to noncontrolling interest	4,799	1,395	7,278	2,792
Net loss attributable to Slack	$(68,402)	$(89,161)	$(218,461)	$(482,055)
Basic and diluted net loss per share:
Net loss per share attributable to Slack common stockholders, basic and diluted	$(0.12)	$(0.16)	$(0.39)	$(1.38)
Weighted-average shares used in computing net loss per share attributable to Slack common stockholders, basic and diluted	570,374	544,057	564,095	348,580

See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net loss	$(63,603)	$(87,766)	$(211,183)	$(479,263)
Other comprehensive income (loss), net of tax:
Change in unrealized gain or loss on marketable securities	(660)	132	340	511
Other comprehensive income (loss), net of tax	(660)	132	340	511
Comprehensive loss	(64,263)	(87,634)	(210,843)	(478,752)
Comprehensive income attributable to noncontrolling interest	4,799	1,395	7,278	2,792
Comprehensive loss attributable to Slack	$(69,062)	$(89,029)	$(218,121)	$(481,544)
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2020	555,360	$56	$1,945,446	$(71)	$(1,236,621)	$15,089	$723,899
Exercise of stock options	1,062	—	1,932	—	—	—	1,932
Vesting of early exercised stock options	—	—	2	—	—	—	2
Issuance of common stock upon settlement of restricted stock units (RSUs)	4,724	—	—	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	223,622	—	—	—	223,622
Purchases of capped calls related to convertible senior notes	—	—	(105,570)	—	—	—	(105,570)
Other comprehensive income	—	—	—	925	—	—	925
Issuance of common stock for employee share purchase plan	820	—	16,610	—	—	—	16,610
Stock-based compensation	—	—	53,711	—	—	—	53,711
Net income (loss)	—	—	—	—	(75,211)	784	(74,427)
Balance at April 30, 2020	561,966	56	2,135,753	854	(1,311,832)	15,873	840,704
Exercise of stock options	766	—	1,693	—	—	—	1,693
Vesting of early exercised stock options	—	—	972	—	—	—	972
Issuance of common stock upon settlement of restricted stock units (RSUs)	5,016	1	(1)	—	—	—	—
Other comprehensive income	—	—	—	75	—	—	75
Distributions to noncontrolling interest holders	—	—	—	—	—	(375)	(375)
Shares issued related to a business combination	1,660	—	39,495	—	—	—	39,495
Stock-based compensation	—	—	57,288	—	—	—	57,288
Net income (loss)	—	—	—	—	(74,848)	1,695	(73,153)
Balance at July 31, 2020	569,408	57	2,235,200	929	(1,386,680)	17,193	866,699
Exercise of stock options	632	—	1,405	—	—	—	1,405
Vesting of early exercised stock options	—	—	1,424	—	—	—	1,424
Issuance of common stock upon settlement of restricted stock units (RSUs)	4,491	1	(1)	—	—	—	—
Other comprehensive loss	—	—	—	(660)	—	—	(660)
Issuance of common stock for employee share purchase plan	626	—	13,143	—	—	—	13,143
Stock-based compensation	—	—	58,600	—	—	—	58,600
Net income (loss)	—	—	—	—	(68,402)	4,799	(63,603)
Balance at October 31, 2020	575,157	$58	$2,309,771	$269	$(1,455,082)	$21,992	$877,008

	Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2019	373,372	$1,392,101	127,573	$13	$105,633	$(498)	$(665,563)	$9,920	$841,606
Exercise of stock options	—	—	2,694	—	2,907	—	—	—	2,907
Vesting of early exercised stock options	—	—	—	—	88	—	—	—	88
Issuance of restricted stock awards (RSAs)	—	—	505	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	420	—	—	420
Stock-based compensation	—	—	—	—	3,639	—	—	—	3,639
Net income (loss)	—	—	—	—	—	—	(33,332)	1,451	(31,881)
Balance at April 30, 2019	373,372	1,392,101	130,772	13	112,267	(78)	(698,895)	11,371	816,779
Exercise of stock options	—	—	8,046	1	6,804	—	—	—	6,805
Vesting of early exercised stock options	—	—	—	—	69	—	—	—	69
Cancellation of restricted stock awards (RSAs)	—	—	(10)	—	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(2)	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with direct listing	(373,372)	(1,392,101)	373,372	37	1,392,064	—	—	—	—
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	30,388	3	(3)	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(41)	—	—	(41)
Stock-based compensation	—	—	—	—	285,787	—	—	—	285,787
Net loss	—	—	—	—	—	—	(359,562)	(54)	(359,616)
Balance at July 31, 2019	—	—	542,566	54	1,796,988	(119)	(1,058,457)	11,317	749,783
Exercise of stock options	—	—	896	—	1,345	—	—	—	1,345
Vesting of early exercised stock options	—	—	—	—	57	—	—	—	57
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	5,217	1	(1)	—	—	—	—
Issuance of common stock for employee share purchase plan	—	—	336	—	7,351	—	—	—	7,351
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	—	3,840	3,840
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(1,372)	(1,372)
Other comprehensive income	—	—	—	—	—	132	—	—	132
Stock-based compensation	—	—	—	—	73,861	—	—	—	73,861
Net income (loss)	—	—	—	—	—	—	(89,161)	1,395	(87,766)
Balance at October 31, 2019	—	$—	549,015	$55	$1,879,601	$13	$(1,147,618)	$15,180	$747,231
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(211,183)	$(479,263)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,198	20,419
Stock-based compensation	169,599	363,287
Amortization of debt discount and issuance costs	23,059	—
Noncash operating lease expense	27,274	—
Amortization of deferred contract acquisition costs	11,044	5,522
Net amortization of bond premium (discount) on debt securities available for sale	1,038	(2,077)
Change in fair value of strategic investments	(18,088)	(5,791)
Other non-cash adjustments	(421)	(742)
Changes in operating assets and liabilities:
Accounts receivable	22,622	2,920
Prepaid expenses and other assets	(9,296)	(12,049)
Accounts payable	3,579	1,005
Operating lease liabilities	(17,921)	—
Accrued compensation and benefits	12,411	879
Deferred revenue	23,576	62,051
Other current and long-term liabilities	(1,749)	20,935
Net cash provided by (used in) operating activities	56,742	(22,904)
Cash flows from investing activities:
Purchases of marketable securities	(450,747)	(202,895)
Maturities of marketable securities	238,071	402,255
Sales of marketable securities	5,900	166,074
Net cash acquired from a business combination	6,571	—
Acquisition of intangible assets	(2,375)	—
Purchases of property and equipment	(9,681)	(38,276)
Purchase of strategic investments	(15,065)	(9,283)
Proceeds from liquidation of strategic investments	1,126	2,858
Net cash provided by (used in) investing activities	(226,200)	320,733
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	841,329	—
Purchases of capped calls related to convertible senior notes	(105,570)	—
Proceeds from exercise of stock options	10,379	11,612
Payments of contingent consideration for acquisitions	(5,250)	(5,000)
Issuance of common stock for employee stock purchase plan	29,753	7,351
Capital contributions from noncontrolling interest holders	—	3,840
Distributions to noncontrolling interest holders	(375)	(1,372)
Other financing activities	—	(556)
Net cash provided by financing activities	770,266	15,875
Net increase in cash, cash equivalents and restricted cash	600,808	313,704
Cash, cash equivalents and restricted cash at beginning of period	537,489	201,260
Cash, cash equivalents and restricted cash at end of period	$1,138,297	$514,964

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,546	$1,157
Cash paid for interest	$2,228	$—
Non-cash investing and financing activities:
Increase (decrease) in purchases of property and equipment included in liabilities	$(1,715)	$491
Purchase of strategic investments, not yet paid	$2,000	$—
Acquisition of intangible assets, not yet paid	$1,000	$—
Fair value of common stock issued as consideration for a business combination	$39,495	$—
Vesting of early exercised stock options	$2,398	$214
Unrealized short-term gain on marketable securities	$331	$686
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
Proposed Transaction with Salesforce
On December 1, 2020 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with salesforce.com, inc. (“Salesforce”), Skyline Strategies I Inc., a Delaware corporation and a wholly owned subsidiary of Salesforce (“Merger Sub I”), and Skyline Strategies II LLC, a Delaware limited liability company and a wholly owned subsidiary of Salesforce (“Merger Sub II”). The Merger Agreement provides for the merger of Merger Sub I with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Salesforce (the “First Merger”), immediately followed by a second merger of the surviving corporation into either Merger Sub II or Salesforce, with either Merger Sub II or Salesforce continuing as the surviving company (the “Second Merger” and together with the First Merger, the “Mergers”). See Note 13 for additional details.
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
The unaudited condensed consolidated balance sheet as of January 31, 2020 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. In management's opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive loss, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
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
No customer accounted for 10% or greater of total accounts receivable as of October 31, 2020 and January 31, 2020. There were no customers representing 10% or greater of revenue for the three and nine months ended October 31, 2020 and 2019.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements–Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K filed with the SEC on March 12, 2020. There have been no significant changes to these policies during the nine months ended October 31, 2020, except for the accounting policy for the Notes issued in April 2020.
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
Note 2.    Revenue and Contract Costs
Contract Balances
Contract liabilities consist of deferred revenue. The changes in deferred revenue were as follows (in thousands):

	Three Months Ended October 31, 2020	Nine Months Ended October 31, 2020
Balance, beginning of period	$383,407	$376,714
Billings	252,371	675,588
Deferred revenue assumed in the Rimeto acquisition	—	990
Revenue	(234,498)	(652,012)
Balance, end of period	$401,280	$401,280
The majority of revenue recognized in the three months ended October 31, 2020 was from the deferred revenue balance as of July 31, 2020. Approximately half of revenue recognized in the nine months ended October 31, 2020 was from the deferred revenue balance as of January 31, 2020.
Remaining Performance Obligations
The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, which applies primarily to its monthly and annual subscription contracts. As of October 31, 2020, the remaining performance obligations that were unsatisfied or partially unsatisfied at the end of the reporting period were $444.7 million, of which 54% is expected to be recognized in the twelve months following October 31, 2020, with the balance to be recognized as revenue thereafter.
Disaggregation of Revenue
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
United States	$143,518	$105,775	$403,119	$280,838
International	90,980	62,950	248,893	167,681
Total	$234,498	$168,725	$652,012	$448,519
No individual foreign country contributed in excess of 10% of revenue for the three months or nine months ended

October 31, 2020 and 2019.
Deferred Contract Acquisition Costs, Net
The Company deferred incremental costs of obtaining a contract of $6.1 million and $6.3 million for the three months ended October 31, 2020 and 2019, respectively, and $24.1 million and $17.1 million for the nine months ended October 31, 2020 and 2019, respectively. Deferred contract acquisition costs, net included in prepaid expenses and other current assets were $17.0 million and $11.2 million as of October 31, 2020 and January 31, 2020, respectively. Deferred contract acquisition costs, net included in other assets were $28.7 million and $21.4 million as of October 31, 2020 and January 31, 2020, respectively.
Amortized deferred contract acquisition costs were $4.1 million and $2.2 million for the three months ended October 31, 2020 and 2019, respectively, and $11.0 million and $5.5 million for the nine months ended October 31, 2020 and 2019, respectively. There was no impairment loss in relation to the deferred contract acquisition costs for any period presented in the accompanying condensed consolidated statements of operations.
Note 3.    Fair Value Measurements
The Company’s money market funds and sweep account are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company’s commercial paper, U.S. agency and government securities, international government securities, certificates of deposit, and corporate bonds are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are observable directly or indirectly. The Company’s strategic investments in privately held companies are classified within Level 3 of the fair value hierarchy because they have been valued using unobservable inputs for which the Company has been required to develop its own assumptions. Realized and unrealized gains and losses relating to the strategic investments are recorded in interest income and other income, net in the accompanying condensed consolidated statements of operations.
The following tables provide the financial instruments measured at fair value on a recurring basis, within the fair value hierarchy (in thousands):

As of October 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$707,678	$—	$—	$707,678
Certificates of deposit	—	75,406	—	75,406
Total cash equivalents	$707,678	$75,406	$—	$783,084
Marketable securities:
Certificates of deposit	$—	$6,048	$—	$6,048
U.S. agency securities	—	143,023	—	143,023
U.S. government securities	—	237,376	—	237,376
Corporate bonds	—	89,243	—	89,243
Total marketable securities	$—	$475,690	$—	$475,690
Noncurrent assets:
Strategic investments	$—	$—	$63,132	$63,132

As of January 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$357,524	$—	$—	$357,524
Commercial paper	—	69,882	—	69,882
Total cash equivalents	$357,524	$69,882	$—	$427,406
Marketable securities:
Commercial paper	$—	$19,795	$—	$19,795
U.S. agency securities	—	29,515	—	29,515
U.S. government securities	—	97,172	—	97,172
International government securities	—	8,115	—	8,115

Corporate bonds	—	114,996	—	114,996
Total marketable securities	$—	$269,593	$—	$269,593
Noncurrent assets:
Strategic investments	$—	$—	$28,814	$28,814
The following table presents additional information about Level 3 assets measured at fair value on a recurring basis (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Balance at beginning of period	$42,826	$17,496	$28,814	$12,334
Purchases	8,040	3,813	17,065	9,283
Proceeds from liquidation	(2)	—	(835)	(3,193)
Realized net gains (losses)	2	(466)	186	2,227
Unrealized net gains relating to investments still held at reporting date	12,266	3,372	17,902	3,564
Balance at end of period	$63,132	$24,215	$63,132	$24,215
Convertible Senior Notes
As of October 31, 2020, the fair value of the Notes was approximately $0.99 billion. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
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
The following table presents the preliminary purchase price allocation recorded in the Company’s condensed consolidated balance sheet as of October 31, 2020 (in thousands):

Fair Value
Cash and cash equivalents	$7,224
Accounts receivable and other assets	732
Operating lease right-of-use assets	616
Intangible assets	7,000
Goodwill	27,606
Accounts payable and other liabilities	(464)
Operating lease liability	(637)
Deferred revenue	(990)
Deferred tax liability	(939)
Total purchase price	$40,148
The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of October 31, 2020, the primary area that remains preliminary relates to the valuation of certain tax-related items.
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
In connection with the acquisition, the Company agreed to grant restricted stock units (“RSUs”) to Rimeto employees who joined the Company upon the effective date of the acquisition, with a value totaling approximately $19.0 million. The amount is being ratably recognized as stock-based compensation over the requisite service period of four years.
The Company incurred costs related to this acquisition of $1.5 million that were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations for the nine months ended October 31, 2020.

Note 5.    Balance Sheet Components
Cash, Cash Equivalents, and Marketable Securities
The following tables summarize the amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisting of the following (in thousands):

As of October 31, 2020	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$316,723	$—	$—	$316,723
Money market funds	707,678	—	—	707,678
Certificates of deposit	75,406	—	—	75,406
Total cash and cash equivalents	1,099,807	—	—	1,099,807
Marketable securities:
Certificates of deposit	6,000	48	—	6,048
U.S. agency securities	142,932	149	(58)	143,023
U.S. government securities	237,345	91	(60)	237,376
Corporate bonds	88,799	444	—	89,243
Total marketable securities	475,076	732	(118)	475,690
Total cash, cash equivalents and marketable securities	$1,574,883	$732	$(118)	$1,575,497

As of January 31, 2020	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$71,593	$—	$—	$71,593
Money market funds	357,524	—	—	357,524
Commercial paper	69,891	—	(9)	69,882
Total cash and cash equivalents	499,008	—	(9)	498,999
Marketable securities:
Commercial paper	19,799	4	(8)	19,795
U.S. agency securities	29,460	55	—	29,515
U.S. government securities	97,071	102	(1)	97,172
International government securities	8,109	6	—	8,115
Corporate bonds	114,871	139	(14)	114,996
Total marketable securities	269,310	306	(23)	269,593
Total cash, cash equivalents and marketable securities	$768,318	$306	$(32)	$768,592
The Company periodically evaluates its investments for other-than-temporary declines in fair value. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer were none and immaterial as of October 31, 2020 and January 31, 2020, respectively. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of October 31, 2020 or January 31, 2020 to represent an other-than temporary impairment or credit losses.

The following table classifies marketable securities by contractual maturities (in thousands):

	As of
	October 31, 2020	January 31, 2020
Due in one year	$323,724	$190,344
Due in one to two years	151,966	79,249
Total	$475,690	$269,593
Property and Equipment, Net
The following is a summary of the Company’s property and equipment by category (in thousands):

	As of
	October 31, 2020	January 31, 2020
Leasehold improvements	$105,790	$98,770
Furniture and fixtures	28,519	27,384
Capitalized internal-use software costs	4,241	4,241
Computer equipment	3,847	3,183
Construction in progress	4,900	10,345
Property and equipment, gross	147,297	143,923
Less: accumulated depreciation and amortization	(53,756)	(41,583)
Property and equipment, net	$93,541	$102,340
Depreciation and amortization expense was $5.8 million and $6.7 million for the three months ended October 31, 2020 and 2019, respectively. Depreciation and amortization expense was $16.9 million and $17.3 million for the nine months ended October 31, 2020 and 2019, respectively.
Goodwill
As of October 31, 2020 and January 31, 2020, goodwill was $76.2 million and $48.6 million, respectively. During the nine months ended October 31, 2020, the Company recorded $27.6 million of goodwill in connection with the Rimeto acquisition that was completed in June 2020. See Note 4 for further details. No goodwill impairments were recorded for any period presented in the accompanying condensed consolidated statements of operations.
Intangible Assets, Net
Intangible assets consist of the following (in thousands):

October 31, 2020	Weighted-average remaining amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	4.2 years	$11,200	$3,213	$7,987
Developed technology	2.1 years	13,427	7,195	6,232
Patents and Licenses	5.8 years	5,875	497	5,378
Assembled workforce	0.0 years	1,198	1,198	—
Total		$31,700	$12,103	$19,597

January 31, 2020	Weighted-average remaining amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	5.5 years	$9,100	$2,004	$7,096
Developed technology	1.6 years	8,527	4,976	3,551
Patents	4.9 years	2,500	42	2,458
Assembled workforce	0.7 years	1,198	773	425
Total		$21,325	$7,795	$13,530

Amortization expense of intangible assets was $1.8 million and $1.0 million for the three months ended October 31, 2020 and 2019, respectively. Amortization expense of intangible assets was $4.3 million and $3.1 million for the nine months ended October 31, 2020 and 2019, respectively.
As of October 31, 2020, expected amortization expense relating to intangible assets for each of the next five fiscal years and thereafter is as follows (in thousands):

Year ending January 31,
2021 (3 months remaining)	$1,712
2022	5,934
2023	4,615
2024	3,254
2025	2,240
Thereafter	1,842
Total	$19,597

Note 6.    Operating Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2031.
For the three months ended October 31, 2020, the Company recorded operating lease costs of $12.4 million including variable operating lease costs of $1.9 million and short-term leases of $0.6 million. For the nine months ended October 31, 2020, the Company recorded operating lease costs of $34.2 million, including variable operating lease costs of $4.8 million and short-term leases of $2.1 million.
The following table sets forth a summary of and other information pertaining to the Company’s operating leases (dollars in thousands):

Nine Months Ended October 31, 2020
Operating cash flows used for operating leases	$17,921
Operating lease liabilities arising from obtaining ROU assets	$61,685
Weighted average remaining terms	8.3 years
Weighted average discount rate	5.2%
Rent expense, net of sublease income under ASC 840, was $9.3 million and $26.3 million for the three and nine months ended October 31, 2019, respectively.
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year as of October 31, 2020 as follows (in thousands):

Year ending January 31,
2021 (3 months remaining)	$6,979
2022	38,705
2023	51,628
2024	50,261
2025	52,716
Thereafter	262,180
Gross lease payments	462,469
Less: Imputed interest	(74,609)
Less: Tenant improvement receivables	(24,258)
Less: Leases executed but not yet commenced	(99,488)
Present value of lease liabilities	$264,114

As of October 31, 2020, the Company had a commitment of $99.5 million for a non-cancelable operating lease of a real estate facility that has not yet commenced, and therefore is not included in the ROU assets or operating lease liabilities. This operating lease is expected to commence in fiscal year 2021 with a lease term of 12.0 years.
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
The conversion rate was initially 32.2630 shares of the Company’s Class A common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $31.00 per share of the Company’s Class A common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date (a “make-whole fundamental change”), the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event. If consummated, the Mergers are expected to constitute a make-whole fundamental change that will result in an increase to the conversion rate for a holder who elects to convert its Notes in connection therewith. Any such increase would be determined by reference to a “make-whole” table included in the indenture governing the Notes.
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
If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If consummated, the Mergers are expected to constitute a fundamental change.
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
As of October 31, 2020, the net carrying amount of the liability component of the Notes was as follows (in thousands):

Principal	$862,500
Less: unamortized discount	(207,394)
Less: unamortized issuance costs	(14,339)
Net carrying amount	$640,767
As of October 31, 2020, the net carrying amount of the equity component of the Notes was as follows (in thousands):

Proceeds allocated to the conversion options (debt discount)	$229,249
Less: issuance costs	(5,627)
Carrying amount of the equity component	$223,622

The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three Months Ended October 31, 2020	Nine Months Ended October 31, 2020
Contractual interest expense	$1,078	$2,408
Amortization of debt discount	9,887	21,854
Amortization of debt issuance costs	553	1,205
Total interest expense related to the Notes	$11,518	$25,467

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
As of October 31, 2020, the Company had no amounts or letters of credit issued and outstanding under the revolving credit facility. The Company’s total available borrowing capacity under the revolving credit facility was $215.0 million as of October 31, 2020.
Note 8.    Commitments and Contingencies
Letters of Credit
As of October 31, 2020, the Company had $38.5 million in standby letters of credit outstanding related to facility lease obligations in San Francisco, California and Denver, Colorado, which is included in restricted cash in the accompanying condensed consolidated balance sheets.
Hosting Commitments
On April 30, 2020, the Company executed an amendment to its existing agreement with Amazon Web Services (“AWS”). The amended agreement was effective as of May 1, 2020 and continues through April 30, 2025. Pursuant to the amended agreement, the Company has minimum annual commitments of $75.0 million which will increase by $5.0 million annually, for a total minimum commitment of $425.0 million. As of October 31, 2020, the Company had a remaining minimum payment obligation of $392.5 million to AWS through April 30, 2025.
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
Beginning in September 2019, seven purported class action lawsuits were filed against the Company, its directors, certain of its officers, and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with the Company’s registration statement on Form S-1 filed with the SEC (the “Registration Statement”). All but one of these actions were filed in the Superior Court of California for the County of San Mateo, though one plaintiff originally filed in the County of San Francisco (the “San Francisco Action”) before refiling in the County of San Mateo. The remaining action was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, the Company and the other defendants filed a motion to dismiss the complaint in January 2020. In April 2020, the court granted in part and denied in part the motion to dismiss. In May 2020, the Company and the other defendants filed a motion to certify the court’s order for interlocutory appeal, which the court granted. The Company and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals, which was granted in July 2020. The Company and the other defendants filed their opening brief with the Ninth Circuit Court of Appeals in October 2020. The plaintiff-appellee is expected to file its brief in December 2020. No argument date has been set. The state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). An additional state court action was filed in San Mateo County in June 2020 but was consolidated with the State Court Action in July 2020. The Company and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the court sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint, which they did in October 2020. The Company and the other defendants answered the complaint in November 2020. The plaintiff in the San Francisco Action has sought dismissal of that action after joining the State Court Action. That dismissal remains pending. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased the Company’s Class A common stock issued pursuant and/or traceable to the Registration Statement.
In April 2020, three purported stockholder derivative lawsuits were filed against certain of the Company’s officers and certain of the Company’s current and former directors in the U.S. District Courts for the District of Delaware and the Northern District of California. The case filed in the Northern District of California was dismissed and re-filed in the U.S. District Court for the District of Delaware. The derivative cases were consolidated in June 2020, and the operative complaint was designated in August 2020. The complaint alleges breaches of fiduciary duty in connection with the Company’s Registration Statement, and seeks the award of unspecified damages to the Company, and certain reforms to the Company’s governance policies. The

Company moved to dismiss the case in September 2020. At approximately the same time, the plaintiff in the lawsuit brought pursuant to Delaware General Corporation Law Section 220 (discussed below) sought to intervene and stay the case. On that basis, the plaintiffs in the purported derivative lawsuit elected not to file an opposition to the motion to dismiss. The motions remain pending.
In June 2020, a lawsuit was filed by a stockholder against the Company in the Delaware Court of Chancery pursuant to Delaware General Corporation Law Section 220 seeking an order permitting inspection and copying of certain of the Company’s books and records. The Company answered the complaint in October 2020.
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
Indemnification Agreements
In the ordinary course of business, the Company provides indemnifications of varying scope and terms to customers, business partners, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from the Company’s breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from Slack, or the Company’s acts or omissions. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. It is not possible to determine the maximum potential loss under these indemnifications due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of October 31, 2020.
Note 9.    Stockholders' Equity
Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of October 31, 2020, the Company had authorized 5.0 billion shares of Class A common stock and 700.0 million shares of Class B common stock, each at par value of $0.0001. As of October 31, 2020, 488.0 million shares of Class A common stock and 87.1 million shares of Class B common stock were issued and outstanding.
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

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (In years)	Aggregate intrinsic value
Outstanding at January 31, 2020	8,425	$4.68	6.27	$135,224
Granted	1,678	24.31
Exercised	(2,460)	4.23
Cancelled	(239)	10.52
Outstanding at October 31, 2020	7,404	$9.09	6.72	$122,108
Stock options vested and exercisable at October 31, 2020	3,726	$2.68	4.75	$85,318
Stock options vested and expected to vest at October 31, 2020	7,404	$9.09	6.72	$122,108
As of October 31, 2020, there was $28.1 million of total unrecognized stock-based compensation related to outstanding stock options, which will be recognized over a weighted average period of 3.9 years.
Restricted Stock Units and Restricted Stock Awards
A summary of RSUs and Restricted Stock Awards (“RSAs”) activity under the 2009 Plan and 2019 Plan is as follows (in thousands, except per share data):

	Restricted stock units		Restricted stock awards
	Number of shares	Weighted-average grant date fair value per share	Number of shares	Weighted-average grant date fair value per share
Unvested at January 31, 2020	42,002	$12.48	1,579	$8.91
Granted	14,016	26.56	—	—
Released	(14,231)	11.65	(361)	8.94
Cancelled	(3,349)	14.06	—	—
Unvested at October 31, 2020	38,438	$17.78	1,218	$8.90
As of October 31, 2020, there was $486.0 million of total unrecognized stock-based compensation related to unvested RSUs, which will be recognized over a weighted average period of 2.0 years. As of October 31, 2020, there was $10.3 million of total unrecognized stock-based compensation related to unvested RSAs, which will be recognized over a weighted average period of 3.1 years.
2019 Employee Stock Purchase Plan
For the three months ended October 31, 2020, 626,002 shares of Class A common stock were issued under the 2019 ESPP. For the nine months ended October 31, 2020, 1,446,377 shares of Class A common stock were issued under the 2019 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2019 ESPP. As of October 31, 2020, total unrecognized compensation cost related to the 2019 ESPP was $5.1 million which will be amortized over a weighted average period of 0.4 years.
Stock-Based Compensation
The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Cost of revenue	$2,645	$2,673	$7,543	$13,671
Research and development	29,129	40,077	85,705	193,117
Sales and marketing	15,703	17,638	44,695	82,792
General and administrative	11,123	13,473	31,656	73,707
Total	$58,600	$73,861	$169,599	$363,287

Note 10.   Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Interest income	$1,073	$4,130	$6,035	$13,306
Unrealized gains (losses) on foreign exchange	(762)	44	339	(1,066)
Transaction gains (losses) on foreign exchange	65	41	(156)	(807)
Change in fair value of strategic investments	12,268	2,906	18,088	5,791
Other non-operating income (expense), net	—	272	(2)	678
Interest income and other income, net	$12,644	$7,393	$24,304	$17,902

Note 11.    Income Taxes
The Company computes its provision (benefit) for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period.
For the three months ended October 31, 2020 and 2019, the Company recorded a tax benefit of $1.2 million and $0.1 million on pretax losses of $64.8 million and $87.9 million, respectively. The effective tax rates for the three months ended October 31, 2020 and 2019 were 1.8% and 0.1%, respectively. For the three months ended October 31, 2020, the Company maintained a full valuation allowance on its U.S. federal, state, and certain foreign jurisdictions net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
For the nine months ended October 31, 2020 and 2019, the Company recorded a tax benefit of $1.1 million and $0.5 million on pretax losses of $212.3 million and $479.8 million, respectively. The effective tax rates for the nine months ended October 31, 2020 and 2019 were 0.5% and 0.1%, respectively. For the nine months ended October 31, 2020, the Company maintained a full valuation allowance on its U.S. federal, state, and certain foreign jurisdictions net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
In March 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, since the Company has recorded a full valuation allowance against its deferred tax assets, these changes to U.S. tax law do not have a material impact on the Company’s provision for income taxes in its condensed consolidated financial statements. In addition, although many countries in which the Company operates have also issued some form of COVID-19 related income tax guidance, this guidance does not have material impact on provision for income taxes in its condensed consolidated financial statements as of October 31, 2020.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Numerator:
Net loss attributable to Slack	$(68,402)	$(89,161)	$(218,461)	$(482,055)
Denominator:
Weighted average common shares outstanding	570,374	544,057	564,095	348,580
Net loss per share attributable to Slack common stockholders, basic and diluted	$(0.12)	$(0.16)	$(0.39)	$(1.38)
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

	As of
	October 31, 2020	October 31, 2019
Shares related to convertible senior notes	—	—
Stock options	7,404	10,179
Unvested early exercised stock options	123	23
Restricted stock units	38,438	46,356
Restricted stock awards	1,218	2,136
Restricted stock	695	—
Employee stock purchase plan	782	767
Total antidilutive securities	48,660	59,461
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
Note 13. Subsequent Events
On December 1, 2020, the Company entered into the Merger Agreement. The Merger Agreement provides for the merger of Merger Sub I with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Salesforce, immediately followed by a second merger of the surviving corporation into either Merger Sub II or Salesforce, with either Merger Sub II or Salesforce continuing as the surviving company.
Under the terms of the Merger Agreement, all of the Company’s issued and outstanding shares of Class A common stock and Class B common stock will be converted into the right to receive (a) 0.0776 shares of Salesforce common stock and (b) $26.79 in cash, without interest. The Mergers are intended to be treated as a single integrated transaction that will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”). As a result of the Mergers, the Company will cease to be a publicly traded company.
The Merger Agreement contains customary representations, warranties, and covenants. The consummation of the Mergers is conditioned on the receipt of the approval of the Company’s stockholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Consummation of the Mergers is not subject to a financing condition. The Mergers are anticipated to close in the second quarter of the Company’s fiscal year 2022 (the quarter ending July 31, 2021), subject to Company stockholder approval, receipt of required regulatory approvals, and other customary closing conditions. The Company cannot predict with certainty, however, whether and when all of the required closing conditions will be satisfied or if the Mergers will close.
The Merger Agreement contains certain customary termination rights for the Company and Salesforce, including if the First Merger is not consummated by August 1, 2021, subject to two extensions of up to three months each in order to obtain required regulatory approvals. If the Merger Agreement is terminated under certain specified circumstances, including (i) a termination by the Company to enter into a superior proposal, (ii) a termination by Salesforce following a change or withdrawal of the Company’s board of directors’ recommendation of the Mergers to the Company’s stockholders, or (iii) a termination by Salesforce as a result of a material breach of the Company’s non-solicitation obligations under the Merger Agreement, then the Company will be obligated to pay to Salesforce a termination fee equal to $900.0 million in cash.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 1, 2020 and incorporated by reference herein.

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
Slack provides an easy way for users to share and aggregate information from other software, take action on notifications, and advance workflows in a multitude of third-party applications, over 2,400 of which are listed in the Slack App Directory. Developers have collectively created more than 790,000 third-party applications or custom integrations that were used in a typical week during the three months ended October 31, 2020. Further, Slack’s platform capabilities extend beyond integrations with third-party applications and allow for easy integrations with an organization’s internally-developed software.
Proposed Transaction with Salesforce
On December 1, 2020, we entered into the Merger Agreement. The Merger Agreement provides for the merger of Merger Sub I with and into Slack, with Slack continuing as the surviving corporation and as a wholly owned subsidiary of Salesforce, immediately followed by a second merger of the surviving corporation into either Merger Sub II or Salesforce, with either Merger Sub II or Salesforce continuing as the surviving company.
Under the terms of the Merger Agreement, all of our issued and outstanding shares of Class A common stock and Class B common stock will be converted into the right to receive (a) 0.0776 shares of Salesforce common stock and (b) $26.79 in cash, without interest. The Mergers are intended to be treated as a single integrated transaction that will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, or the Code. As a result of the Mergers, we will cease to be a publicly traded company.
The Merger Agreement contains customary representations, warranties, and covenants. The consummation of the Mergers is conditioned on the receipt of the approval of our stockholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Consummation of the Mergers is not subject to a financing condition. The Mergers are anticipated to close in the second quarter of our fiscal year 2022 (the quarter ending July 31, 2021), subject to stockholder approval, receipt of required regulatory approvals, and other customary closing conditions. We cannot predict with certainty, however, whether and when all of the required closing conditions will be satisfied or if the Mergers will close.
The Merger Agreement contains certain customary termination rights for us and Salesforce, including if the First Merger is not consummated by August 1, 2021, subject to two extensions of up to three months each in order to obtain required regulatory approvals. If the Merger Agreement is terminated under certain specified circumstances, including (i) a termination by us to enter into a superior proposal, (ii) a termination by Salesforce following a change or withdrawal of the Company’s board of directors’ recommendation of the Mergers to our stockholders, or (iii) a termination by Salesforce as a result of a material breach of our non-solicitation obligations under the Merger Agreement, then we will be obligated to pay to Salesforce a termination fee equal to $900.0 million in cash.
As part of Salesforce after the completion of the Mergers, we expect our company will be positioned to scale and further our mission. Following the completion of the Mergers, Slack will become an operating unit of Salesforce and continue to be led by our chief executive officer, Stewart Butterfield, driving forward a continued focus on our mission, customers, users, and community. See the section titled “Risk Factors—Risks Related to our Proposed Transaction with Salesforce” included under Part II, Item 1A of this Quarterly Report on Form 10-Q for more information regarding the risks associated with the Mergers.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of our Current Report on Form 8-K filed on December 1, 2020 and incorporated by reference herein.
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
We have experienced volatility in customer demand and buying habits due to the COVID-19 pandemic. At the beginning of the COVID-19 pandemic, we experienced a significant increase in demand and usage of Slack, including an increase in our number of Paid Customers. While we do not expect the significant increase in the number of net new Paid Customers associated with the initial shelter-in-place orders related to the COVID-19 pandemic to recur, we have experienced an acceleration in our Paid Customer growth during the nine months ended October 31, 2020. However, the rate of growth of total organizations on Slack has reverted to a level more in-line with trends we experienced prior to the COVID-19 pandemic. In addition, we have experienced an increase in paid customer churn and a decrease in expansion within existing paid customers during the nine months ended October 31, 2020. We expect these paid customer churn and expansion trends to continue due to the effects of the COVID-19 pandemic. We define paid customer churn as paid customers reducing the number of users within their organizations or electing not to renew their paid subscriptions.
The COVID-19 pandemic and its adverse effects have been more prevalent in the locations where we, our customers, suppliers, and third-party business partners conduct business. This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, have decreased IT spending for many organizations, adversely affected demand for Slack including attrition rates, and inhibited the ability of our salespeople to travel to potential customers and of our customer success team to conduct in-person trainings and consulting work. Additionally, the COVID-19 pandemic has negatively impacted expected spending from new and existing customers, increased sales cycle times, negatively impacted collections of accounts receivable, caused certain of our paid customers to file for bankruptcy protection or go out of business, and harmed our business, results of operations, and financial condition. We expect these negative impacts will continue due to the effects of the COVID-19 pandemic. In addition, to prepare for potential surges in demand, we have incurred, and may continue to incur, additional costs and make additional investments in order to meet the demands of increased customer usage of Slack and additional product development efforts during this time may put additional pressure on our technical infrastructure. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain.
The COVID-19 pandemic has resulted in, and any prolonged economic slowdowns may continue to result in, paid customers on Slack requesting to renegotiate existing contracts on less advantageous terms to us than those currently in place, defaulting on payments due on existing contracts, not renewing at the end of the contract term, or choosing to renew with a smaller commitment than previous contracts. For example, in an effort to assist both new and existing paid customers facing challenges due to the economic impact of the COVID-19 pandemic, we have entered into, and expect to continue to enter into, more custom contracts and billing arrangements with new and existing paid customers, which may be less advantageous to us than our standard term contracts. These arrangements have included provisions such as the ability to defer payments, to pay in installments or over longer time periods, and other collection flexibility. We have also granted, and may in the future grant, billing concessions to existing paid customers. We do not expect these billing arrangements to have a significant impact on our future revenue, but they will negatively impact our future Calculated Billings and Free Cash Flow.
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
Paid Customers
We believe that the growth in our Paid Customer base reflects our value proposition and positions us for future growth as our Paid Customers often expand their adoption over time and Paid Customers increase awareness of Slack, which leads to organic adoption by new organizations. Our Paid Customers base has expanded through increasing awareness of Slack, further developing our go-to-market strategy, continuing to build features tuned to different industry needs, and increasing usage of Slack Connect. Our Paid Customer base includes organizations of all sizes across a wide range of industries.
As of October 31, 2020 and 2019, we had approximately 142,000 and 105,000 Paid Customers, respectively.
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
As of October 31, 2020, we had 1,080 Paid Customers >$100,000, who contributed approximately 49% of revenue for each of the three and nine months then ended. As of October 31, 2019, we had 821 Paid Customers >$100,000, who contributed approximately 47% and 45% of revenue for each of the three and nine months then ended, respectively.
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
As of October 31, 2020 and 2019, our Net Dollar Retention Rate was 123% and 134%, respectively. Our Net Dollar Retention Rate has declined year over year as our base of revenue has grown and our penetration within existing, long-term Paid Customers has increased. Our Net Dollar Retention Rate will fluctuate in future periods due to a number of factors, including the growing level of our revenue base, the level of penetration within our Paid Customer base, expansion of products and features, and our ability to retain our Paid Customers.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(In thousands)
Calculated Billings	$252,371	$186,126	$676,578	$510,570
Free Cash Flow	$32,604	$(19,106)	$47,061	$(61,180)
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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to Calculated Billings, for each of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(In thousands)
Revenue	$234,498	$168,725	$652,012	$448,519
Add: Total deferred revenue, end of period	401,280	303,924	401,280	303,924
Less: Total deferred revenue, beginning of period	(383,407)	(286,523)	(376,714)	(241,873)
Calculated Billings	$252,371	$186,126	$676,578	$510,570
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
The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Free Cash Flow, for each of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(In thousands)
Net cash provided by (used in) operating activities	$33,542	$(9,099)	$56,742	$(22,904)
Purchases of property and equipment	(938)	(10,007)	(9,681)	(38,276)
Free Cash Flow	$32,604	$(19,106)	$47,061	$(61,180)
Net cash provided by (used in) investing activities	$(269,053)	$(23,858)	$(226,200)	$320,733
Net cash provided by financing activities	$18,923	$11,156	$770,266	$15,875

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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(In thousands)
Revenue	$234,498	$168,725	$652,012	$448,519
Cost of revenue(1)	32,528	23,140	86,517	72,820
Gross profit	201,970	145,585	565,495	375,699
Operating expenses:
Research and development(1)	96,024	94,853	281,450	363,725
Sales and marketing(1)	119,345	96,210	338,787	299,440
General and administrative(1)	52,268	49,524	155,710	209,624
Total operating expenses	267,637	240,587	775,947	872,789
Loss from operations	(65,667)	(95,002)	(210,452)	(497,090)
Interest expense	(11,742)	(258)	(26,136)	(579)
Interest income and other income, net	12,644	7,393	24,304	17,902
Loss before income taxes	(64,765)	(87,867)	(212,284)	(479,767)
Benefit for income taxes	(1,162)	(101)	(1,101)	(504)
Net loss	(63,603)	(87,766)	(211,183)	(479,263)
Net income attributable to noncontrolling interest(2)	4,799	1,395	7,278	2,792
Net loss attributable to Slack	$(68,402)	$(89,161)	$(218,461)	$(482,055)
_______________
(1)Includes stock-based compensation as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(In thousands)
Cost of revenue	$2,645	$2,673	$7,543	$13,671
Research and development	29,129	40,077	85,705	193,117
Sales and marketing	15,703	17,638	44,695	82,792
General and administrative	11,123	13,473	31,656	73,707
Total stock-based compensation	$58,600	$73,861	$169,599	$363,287
(2)Our condensed consolidated financial statements include our majority-owned subsidiary, Slack Fund. The ownership interest of minority investors in Slack Fund is recorded as a noncontrolling interest.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	14	14	13	16
Gross profit	86	86	87	84
Operating expenses:
Research and development	41	56	43	81
Sales and marketing	51	57	52	67
General and administrative	22	29	24	47
Total operating expenses	114	142	119	195
Loss from operations	(28)	(56)	(32)	(111)
Interest expense	(5)	—	(5)	—
Interest income and other income, net	5	4	4	4
Loss before income taxes	(28)	(52)	(33)	(107)
Benefit for income taxes	(1)	—	(1)	—
Net loss	(27)	(52)	(32)	(107)
Net income attributable to noncontrolling interest	2	1	2	—
Net loss attributable to Slack	(29)%	(53)%	(34)%	(107)%

Comparison of the Three Months Ended October 31, 2020 and 2019
Revenue and Cost of Revenue

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
	(In thousands)
Revenue	$234,498	$168,725	$65,773	39%
Cost of revenue	32,528	23,140	9,388	41
Gross profit	$201,970	$145,585	$56,385	39
Revenue increased $65.8 million, or 39%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase in revenue was primarily due to expansion within our existing Paid Customers, as reflected by our Net Dollar Retention Rate of 123% as of October 31, 2020, and the addition of new Paid Customers, as our number of Paid Customers grew from 105,000 as of October 31, 2019 to 142,000 as of October 31, 2020.
Cost of revenue increased $9.4 million, or 41%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily due to a $5.2 million increase in third-party hosting fees as the number of organizations on and, users of, Slack in general increased, a $3.1 million increase in personnel and related costs due to additional headcount to support the growth in organizations on Slack, and a $0.9 million increase in credit card payment processing fees as the volume of sales transactions increased.
Operating Expenses

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$96,024	$94,853	$1,171	1%
Sales and marketing	119,345	96,210	23,135	24
General and administrative	52,268	49,524	2,744	6
Total operating expenses	$267,637	$240,587	$27,050	11
Research and Development
Research and development expenses increased $1.2 million, or 1%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily due to a $13.9 million increase in personnel costs related to increased headcount. This increase was partially offset by an $11.0 million decrease in stock-based compensation due to the recognition of expense using the accelerated attribution method on restricted stock units, or RSUs, with a performance vesting condition granted prior to the direct listing of our Class A common stock on the New York Stock Exchange, or the Direct Listing, which resulted in higher expense in the prior period, and a $1.1 million decrease in travel costs due to COVID-19 travel restrictions.
Sales and Marketing
Sales and marketing expenses increased $23.1 million, or 24%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily due to a $20.5 million increase in personnel costs, which include customer experience and infrastructure employee costs for users of our free version, a $4.3 million increase in third-party hosting costs for users on a Free subscription plan of Slack, primarily due to continuing growth in our user base, and a $1.7 million increase in marketing expenses due to more spending on brand and advertising. These increases were partially offset by a $3.0 million decrease in travel costs due to COVID-19 travel restrictions, and a $1.9 million decrease in stock-based compensation due to the recognition of expense using the accelerated attribution method on RSUs with a performance vesting condition granted prior to the Direct Listing, which resulted in higher expense in the prior period.
General and Administrative
General and administrative expenses increased $2.7 million, or 6%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily due to a $4.0 million increase in personnel costs related to increases in our administrative, finance and accounting, legal, IT, and human resources headcount, and a $3.0 million increase in professional fees primarily related to legal services. These increases were partially offset by a $2.2 million decrease in stock-based compensation due to the recognition of expense using the accelerated attribution method on RSUs with a performance vesting condition granted prior to the Direct Listing, which resulted in higher expense in the prior period, and a $1.5 million decrease in travel costs due to COVID-19 travel restrictions.
Interest Expense
Interest expense increased by $11.5 million for the three months ended October 31, 2020 compared to the three months ended October 31, 2019 due to contractual interest expense and amortization of the discount and issuance costs on the Notes.
Interest Income and Other Income, Net
Interest income and other income, net was $12.6 million for the three months ended October 31, 2020, an increase of $5.3 million from the three months ended October 31, 2019. The increase in interest income and other income, net was primarily driven by a net increase in realized and unrealized gains from our strategic investments of $9.4 million, partially offset by a decrease of interest income of $3.1 million due primarily to a decrease in interest rates and a decrease of net foreign exchange gains of $0.8 million,
Benefit for Income Taxes
The benefit for income taxes was $1.2 million for the three months ended October 31, 2020, an increase of $1.1 million from the three months ended October 31, 2019, primarily related to the increase in tax benefit resulting from stock-based compensation in our foreign jurisdictions and return to provision related to various foreign return filings.
Comparison of the Nine Months Ended October 31, 2020 and 2019
Revenue and Cost of Revenue

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
	(In thousands)
Revenue	$652,012	$448,519	$203,493	45%
Cost of revenue	86,517	72,820	13,697	19
Gross profit	$565,495	$375,699	$189,796	51

Revenue increased $203.5 million, or 45%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase in revenue was primarily due to expansion within our existing Paid Customers, as reflected by our Net Dollar Retention Rate of 123% as of October 31, 2020, and the addition of new Paid Customers, as our number of Paid Customers grew from 105,000 as of October 31, 2019 to 142,000 as of October 31, 2020.
Cost of revenue increased $13.7 million, or 19%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was primarily due to an $11.8 million increase in third-party hosting fees as the number of organizations on and, users of, Slack increased, a $6.8 million increase in personnel and related costs due to additional headcount to support the growth in organizations on Slack, and a $2.0 million increase in credit card payment processing fees as the volume of sales transactions increased. This increase was partially offset by a $6.6 million decrease in stock-based compensation and related employer payroll taxes, as compared to the nine months ended October 31, 2019 when stock-based compensation and related employer payroll taxes were higher due primarily to the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019, and a $0.8 million decrease in travel costs due to COVID-19 travel restrictions.

Operating Expenses

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$281,450	$363,725	$(82,275)	(23)%
Sales and marketing	338,787	299,440	39,347	13
General and administrative	155,710	209,624	(53,914)	(26)
Total operating expenses	$775,947	$872,789	$(96,842)	(11)
Research and Development
Research and development expenses decreased $82.3 million, or 23%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The decrease was primarily due to a $115.4 million decrease in stock-based compensation and related employer payroll taxes, as compared to the nine months ended October 31, 2019 when stock-based compensation and related employer payroll taxes were higher due primarily to the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019, a $2.7 million decrease in corporate expenses mainly related to local business taxes, and a $2.6 million decrease in travel costs due to COVID-19 travel restrictions. This decrease was partially offset by a $36.8 million increase in personnel costs related to increased headcount.
Sales and Marketing
Sales and marketing expenses increased $39.3 million, or 13%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was primarily due to a $48.1 million increase in personnel costs, which include customer experience and infrastructure employee costs for users of our free version, a $22.7 million increase in marketing expenses due to more spending on brand and advertising, a $9.8 million increase in third-party hosting costs for users on a Free subscription plan of Slack, primarily due to continuing growth in our user base, and a $4.4 million increase in facility- and IT-related overhead costs to support our headcount growth. This increase was partially offset by a $40.4 million decrease in stock-based compensation and related employer payroll taxes, as compared to the nine months ended October 31, 2019 when stock-based compensation and related employer payroll taxes were higher due primarily to the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019, and a $5.6 million decrease in travel costs due to COVID-19 travel restrictions.
General and Administrative
General and administrative expenses decreased $53.9 million, or 26%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The decrease was primarily due to a $44.4 million decrease in stock-based compensation and related employer payroll taxes, as compared to the nine months ended October 31, 2019 when stock-based compensation and related employer payroll taxes were higher due primarily to the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019, a $30.4 million decrease in fees related to financial advisory services, audit, and legal expenses, which we incurred in the nine months ended October 31, 2019 in connection with the Direct Listing, and a $4.7 million decrease in travel costs due to COVID-19 travel restrictions. This decrease was partially offset by a $14.4 million increase in legal fees and acquisition-related costs and an $11.7 million increase in personnel costs related to increases in our administrative, finance and accounting, legal, IT, and human resources headcount.
Interest Expense
Interest expense increased by $25.6 million for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019 due to contractual interest expense and amortization of the discount and issuance costs on the Notes.
Interest Income and Other Income, Net
Interest income and other income, net was $24.3 million for the nine months ended October 31, 2020, an increase of $6.4 million from the nine months ended October 31, 2019. The increase in interest income and other income, net was primarily driven by a net increase in realized and unrealized gains from our strategic investments of $12.3 million and an increase of net foreign exchange gains of $2.1 million, partially offset by a decrease of interest income of $7.3 million due primarily to a decrease in interest rates.

Benefit for Income Taxes
The benefit for income taxes was $1.1 million for the nine months ended October 31, 2020, an increase of $0.6 million from the nine months ended October 31, 2019, primarily related to the increase in tax benefit resulting from stock-based compensation in our foreign jurisdictions, the Rimeto acquisition, and a change in United Kingdom tax rate.
Liquidity and Capital Resources
As of October 31, 2020, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $1.1 billion and marketable securities of $475.7 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. Restricted cash consists of cash deposited with financial institutions as collateral for our obligations under the facility leases in San Francisco, California and Denver, Colorado. As of October 31, 2020, our restricted cash totaled $38.5 million. Marketable securities are comprised of certificates of deposit, U.S. agency securities, U.S. government securities, and corporate bonds. As of October 31, 2020, 94% of all cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our convertible preferred stock, convertible senior notes, common stock, and cash generated from the sale of our subscriptions.
We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1.5 billion as of October 31, 2020. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business.
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
In May 2019, we entered into a $215.0 million revolving credit and guaranty agreement with a syndicate of financial institutions. The revolving credit facility has an accordion option, which, if exercised, would allow us to increase the aggregate commitments by up to the greater of $200.0 million and 100% of the consolidated adjusted EBITDA of us and our subsidiaries, plus an unlimited amount subject to satisfaction of certain leverage ratio based compliance tests after giving effect to the exercise, in each case subject to obtaining additional lender commitments and satisfying certain conditions. Pursuant to the terms of the revolving credit facility, we may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing under such facility. As of October 31, 2020, we had no amounts or letters of credit issued and outstanding under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $215.0 million as of October 31, 2020.
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
On December 1, 2020 we entered into the Merger Agreement with Salesforce. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Mergers. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Salesforce’s consent, including:
•acquiring businesses and disposing of significant assets;
•incurring expenditures above specified thresholds;
•issuing additional debt facilities; and
•repurchasing shares of our outstanding common stock.

We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs, or capital expenditure requirements.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2020	2019
	(In thousands)
Net cash provided by (used in) operating activities	$56,742	$(22,904)
Net cash provided by (used in) investing activities	(226,200)	320,733
Net cash provided by financing activities	770,266	15,875
Net increase in cash, cash equivalents and restricted cash	$600,808	$313,704
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
During the nine months ended October 31, 2020, operating activities provided $56.7 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $211.2 million, impacted by $234.7 million non-cash charges and $33.2 million of cash provided from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $169.6 million in stock-based compensation, $27.3 million of non-cash operating lease expenses, $23.1 million of amortization of debt discount and issuance costs, $21.2 million of depreciation and amortization, and $11.0 million of amortization of deferred contract acquisition costs, partially offset by a $18.1 million net gain as a result of the change in fair value of our strategic investments. The cash provided from changes in our operating assets and liabilities was primarily due to a $23.6 million increase in deferred revenue due to additional billings with new and existing Paid Customers, a $22.6 million decrease in accounts receivable, reflecting an increase in collections, a $12.4 million increase in accrued compensation and benefits, and a $3.6 million increase in accounts payable due to the timing of payments. These amounts were partially offset by $17.9 million of operating lease payments, a $9.3 million increase in prepaid expenses and other assets, and a $1.7 million decrease in other liabilities.
During the nine months ended October 31, 2019, operating activities used $22.9 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $479.3 million, impacted by $380.6 million non-cash charges and $75.7 million of cash provided from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $363.3 million in stock-based compensation, $20.4 million of depreciation and amortization, and $5.5 million of amortization of deferred contract acquisition costs, partially offset by a $5.8 million gain as a result of the change in fair value of our strategic investments and a $2.1 million gain of net amortization of bond discounts on debt securities available for sale. The cash provided from changes in our operating assets and liabilities was primarily due to a $62.1 million increase in deferred revenue due to additional billings with new and existing Paid Customers, a $20.9 million increase in accrued expenses and other liabilities as a result of our increased spending and headcount associated with the growth of our business, a $2.9 million decrease in accounts receivable due to timing of billings and collections, a $1.0 million increase in accounts payable due to the timing of payments, and a $0.9 million increase in accrued compensation and benefits mainly due to taxes withheld from vesting of RSUs for certain foreign employees. These amounts were partially offset by a $12.0 million increase in prepaid expenses and other assets.
Cash Provided by (Used in) Investing Activities
Net cash used in investing activities during the nine months ended October 31, 2020 was $226.2 million, which was primarily driven by purchases of marketable securities of $450.7 million, strategic investments of $15.1 million, and property and equipment of $9.7 million, partially offset by maturities and sales of marketable securities of $244.0 million and net cash acquired from a business combination of $6.6 million.
Net cash provided by investing activities during the nine months ended October 31, 2019 was $320.7 million, which was primarily driven by maturities of marketable securities of $402.3 million, partially offset by cash used to purchase marketable securities of $202.9 million, property and equipment of $38.3 million, and strategic investments of $9.3 million.

Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended October 31, 2020 was $770.3 million, primarily driven by proceeds from the issuance of the Notes of $841.3 million, net of issuance costs, proceeds from employee purchases of common stock under the employee stock purchase plan of $29.8 million, and the exercise of stock options of $10.4 million, partially offset by a payment for Capped Calls related to the Notes of $105.6 million and payments of contingent consideration for acquisitions of $5.3 million.
Net cash provided by financing activities for the nine months ended October 31, 2019 was $15.9 million, primarily driven by proceeds from the exercise of stock options of $11.6 million, proceeds from employee purchases of common stock under the employee stock purchase plan of $7.4 million, partially offset by a payment of contingent consideration for an acquisition of $5.0 million.
Contractual Obligations and Commitments
Our principal contractual commitments primarily consist of obligations under the Notes (including principal and coupon interest), operating leases for office space, and datacenter operations. For additional information of the Notes, operating lease obligations, and hosting commitments, refer to Note 6, Note 7, and Note 8 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
As of October 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 1. Description of Business and Summary of Significant Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on March 12, 2020. There have been no material changes to our critical accounting policies and estimates during the nine months ended October 31, 2020, except for the new accounting policy for the Notes issued in April 2020 described below.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $1.1 billion and marketable securities of $475.7 million as of October 31, 2020, which consisted of bank deposits, money market accounts, certificates of deposit, U.S. agency securities, U.S. government securities, and corporate bonds. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
In April 2020, we issued the Notes with an aggregate principal amount of $862.5 million. The Notes have a fixed annual interest rate of 0.50%; accordingly, we do not have economic interest rate exposure on the Notes. However, the fair market value of the Notes is exposed to interest rate risk. Generally, the fair market value of the fixed interest rate of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Notes fluctuates when the market price of our Class A common stock fluctuates. The fair market value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. See Note 3 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are regularly subject to claims, demands, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings involving employment, anti-discrimination, commercial disputes, competition, intellectual property disputes, including infringement of patents and other intellectual property, and other matters, and we may become subject to additional types of claims, demands, lawsuits, arbitration proceedings, administrative actions, government investigations, and legal and regulatory proceedings in the future and as our business grows, including proceedings related to acquisitions, securities issuances or business practices, or public disclosures about our business. Some of these are initiated by us and some are initiated against us. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Other than the matters described in Note 8, Commitments and Contingencies, of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which are incorporated by reference herein, we are not party to any material pending legal proceedings.
In July 2020, we filed a complaint against Microsoft with the European Commission for engaging in certain behaviors that we believe are unlawful and anti-competitive. The complaint process is costly and time-consuming and we cannot provide assurance that the outcome of the process with the European Commission will be successfully resolved in our favor.
ITEM 1A. RISK FACTORS
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe to be material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks related to our proposed transaction with Salesforce; risks related to our business and industry, risks related to information technology, intellectual property, and data security and privacy, risks related to legal, regulatory, accounting, and tax matters, risks related to ownership of our Class A common stock, and risks related to our indebtedness and outstanding convertible senior notes, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Quarterly Report on Form 10-Q. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report on Form 10-Q, may apply to our business, activities, or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but are not limited to, the following:
•Failure to complete, or delays in completing, the proposed transaction with Salesforce announced on December 1, 2020 could materially and adversely affect our results of operations and our stock price.
•Uncertainty about the Mergers may adversely affect relationships with our customers, partners, suppliers, and employees, whether or not the Mergers are completed.
•If the Mergers are consummated, the combined company may not perform as we or the market expects, which could have an adverse effect on the price of Salesforce common stock, which our current stockholders will own following the completion of the Mergers.
•The global COVID-19 pandemic has harmed and could continue to harm our business, results of operations, and financial condition.
•We have a limited operating history, which makes it difficult to forecast our revenue and evaluate our business and future prospects.
•We have a history of net losses, we anticipate increasing operating expenses in the future, and we may not be able to achieve and, if achieved, maintain profitability.
•We have experienced rapid growth in recent periods and our recent growth rates may not be indicative of our future growth.
•If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.
•We may experience quarterly fluctuations in our results of operations due to a number of factors that make our future results difficult to predict and could cause our results of operations to fall below analyst or investor expectations.
•Real or perceived errors, failures, vulnerabilities, or bugs in Slack could harm our business, results of operations, and financial condition.
•The market and software categories in which we participate are competitive, new, and rapidly changing, and if we do not compete effectively with established companies as well as new market entrants our business, results of operations, and financial condition could be harmed.
•If we are unable to attract new users and organizations, convert users of and organizations on our free version into paid customers, grow or maintain our Net Dollar Retention Rate, expand usage within organizations on Slack, and sell premium subscription plans or effectively develop new features, integrations, capabilities, and enhancements that achieve market acceptance, our revenue growth and operating results will be harmed.
•Our ability to introduce new features, integrations, capabilities, and enhancements is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, or if our research and development investments do not translate into material enhancements to Slack, we may not be able to compete effectively and our business, results of operations, and financial condition may be harmed.
•If there are interruptions or performance problems associated with the technology or infrastructure used to provide Slack, organizations on Slack may experience service outages, other organizations may be reluctant to adopt Slack, and our reputation could be harmed.
•A security incident may allow unauthorized access to our systems, networks, or data or the data of organizations on Slack, harm our reputation, create additional liability, and harm our financial results.
•Any actual or perceived failure by us to comply with privacy, data protection, information security, consumer privacy, data residency, or telecommunications laws, regulations, government access requests, and obligations in one or multiple jurisdictions could result in proceedings, actions, or penalties against us and could harm our business and reputation. These laws are uncertain, evolving, and interpreted and applied in different ways in different countries and, as a result, our legal obligations in different countries, and our efforts to comply with those legal obligations, may be inadequate or in conflict.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the NYSE, including our directors, executive officers, and their respective affiliates. Further, the voting agreements between our Chief Executive Officer, Stewart Butterfield, and certain stockholders have the effect of concentrating voting power with our Chief Executive Officer. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Risks Related to Our Proposed Transaction with Salesforce
Failure to complete, or delays in completing, the proposed transaction with Salesforce announced on December 1, 2020 could materially and adversely affect our results of operations and our stock price.
On December 1, 2020, we entered into an agreement with Salesforce pursuant to which, if all of the conditions to closing are satisfied or waived, we will merge with a subsidiary of Salesforce and become a wholly-owned subsidiary of Salesforce. Consummation of the Mergers is subject to certain closing conditions and a number of the conditions are not within our control, and may prevent, delay, or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed Mergers as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the proposed Mergers to be consummated include, but are not limited to, the following:
•we would not realize any or all of the potential benefits of the Mergers, including any synergies that could result from combining our financial and proprietary resources with those of Salesforce, which could have a negative effect on the price of our Class A common stock;
•under some circumstances, we may be required to pay a termination fee to Salesforce of $900.0 million;
•we will remain liable for significant transaction costs, including legal, accounting, financial advisory, and other costs relating to the Mergers regardless of whether the Mergers are consummated;
•the trading price of our Class A common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Mergers will be completed;
•the attention of our management may have been diverted to the Mergers;
•we could be subject to litigation related to any failure to complete the Mergers;
•the potential loss of key personnel during the pendency of the Mergers as employees and other service providers may experience uncertainty about their future roles with us following completion of the Mergers; and
•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Mergers, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.
The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and our stock price.
Uncertainty about the Mergers may adversely affect relationships with our customers, partners, suppliers, and employees, whether or not the Mergers are completed.
In response to the announcement of the Mergers, our existing or prospective customers, partners, or suppliers may:
•delay, defer, or cease purchasing products or services from, or providing products or services to, us or the combined company;
•delay or defer other decisions concerning us or the combined company; or
•otherwise seek to change the terms on which they do business with us or the combined company.
Any such delays or changes to terms could materially harm our business or, if the Mergers are completed, the business of the combined company.
In addition, as a result of the Mergers, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Salesforce following the completion of the Mergers.
Losses of customers, partners, employees, or other important strategic relationships could have a material adverse effect on our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Mergers for any reason, including delays associated with obtaining requisite regulatory approvals or the approvals of our stockholders and/or Salesforce’s stockholders.
If the Mergers are consummated, the combined company may not perform as we or the market expects, which could have an adverse effect on the price of Salesforce common stock, which our current stockholders will own following the completion of the Mergers.
Even if the Mergers are consummated, the combined company may not perform as we or the market expect. Risks associated with the combined company following the Mergers include:
•if the Mergers do not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, our stockholders may be required to pay substantial U.S. federal income taxes;
•integrating two businesses is a difficult, expensive, and time-consuming process, and the failure to integrate successfully the businesses of Slack and Salesforce in the expected time frame would adversely affect Salesforce's future results following completion of the Mergers;
•it is possible that key employees might decide not to remain with Salesforce after the Mergers are completed, and the loss of key personnel could have a material adverse effect on the resulting entity's results of operations, financial condition, and growth prospects;
•the success of the combined company will also depend upon relationships with third parties and pre-existing customers of Slack and Salesforce, which relationships may be affected by customer preferences or public attitudes about the Mergers. Any adverse changes in these relationships could adversely affect the combined company's business, results of operations, and financial condition;
•the stock price of Salesforce common stock after the Mergers may be affected by factors different from those currently affecting the shares of Slack; and
•if governmental agencies or regulatory bodies impose requirements, limitations, costs, divestitures, or restrictions on the consummation of the proposed Mergers, the combined company’s ability to realize the anticipated benefits of the Mergers may be impaired.
If any of these events were to occur, the value of the Salesforce common stock received by our stockholders in the First Merger could be adversely affected.
The number of shares of Salesforce common stock issuable in the First Merger in respect of one share of our common stock is fixed and will not be adjusted. Because the market price of Salesforce common stock may fluctuate, Slack stockholders cannot be sure of the market value of the stock consideration they will receive in exchange for their Slack shares in connection with the transactions.
In connection with the First Merger, Slack stockholders will receive a fixed number of Salesforce shares for each of their shares of Slack Class A common stock and Slack Class B common stock (i.e., 0.0776 Salesforce shares for each Slack share). Accordingly, the market value of the stock consideration that our stockholders will receive in the First Merger will vary based on the price of Salesforce common stock at the time our stockholders receive the transaction consideration. As a result of any such changes in stock price, the market value of the shares of Salesforce common stock that our stockholders will receive at the time that the First Merger is completed could vary significantly from the value of such shares immediately prior to the public announcement of the Mergers.
A decline in the market price of Salesforce common stock could result from a variety of factors beyond Salesforce's control, including, among other things, the possibility that Salesforce may not achieve the expected benefits of the acquisition of Slack as rapidly or to the extent anticipated, Slack's business may not perform as anticipated following the transactions, the effect of Salesforce's acquisition of Slack on Salesforce's financial results may not meet the expectations of Salesforce, financial analysts or investors, or the addition and integration of Slack's business may be unsuccessful, may take longer or be more disruptive than anticipated, as well as numerous factors affecting Salesforce and its businesses that are unrelated to Slack.
The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect a business combination with us.
Unless and until the Merger Agreement is terminated in accordance with its terms, subject to certain specified exceptions, we are not permitted to solicit, initiate, induce or knowingly encourage or knowingly facilitate any inquiries or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, an alternative transaction proposal or to engage in discussions or negotiations with third parties regarding any alternative transaction proposal. Such restrictions could discourage or deter a third party that may be willing to pay more than Salesforce for the outstanding capital stock of Slack from considering or proposing such an acquisition of Slack.
Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Mergers, which may delay or prevent the proposed Mergers.
Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Salesforce, Salesforce's board of directors, and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Salesforce, or Salesforce's board of directors could delay or prevent the Mergers, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition.
The ability to complete the Mergers is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or the combined company or could cause either party to abandon the Mergers.
Completion of the Mergers is conditioned upon, among other things, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of certain other regulatory approvals. In deciding whether to grant antitrust approvals, the Federal Trade Commission, or the FTC, the United States Department of Justice, or the DOJ, and other regulatory agencies will consider the effect of the Mergers on competition. The FTC, DOJ, or other regulatory agencies may condition their approval of the Mergers on Salesforce’s or our agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of Salesforce’s business following the Mergers. If we and Salesforce agree to these requirements, limitations, costs, divestitures, or restrictions, the ability to realize the anticipated benefits of the Mergers may be impaired. We cannot provide any assurance that we or Salesforce will obtain the necessary approvals or that any of the requirements, limitations, costs, divestitures, or restrictions to which we might agree will not have a material adverse effect on Salesforce following the Mergers. In addition, these requirements, limitations, costs, divestitures, or restrictions may result in the delay or abandonment of the Mergers.
Risks Related to Our Business and Industry
The global COVID-19 pandemic has harmed and could continue to harm our business, results of operations, and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and the related public health measures, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. The COVID-19 pandemic, as well as measures undertaken to contain the spread of COVID-19, have decreased IT spending for many organizations, adversely affected demand for Slack, including attrition rates, and inhibited the ability of our salespeople to travel to potential customers and our customer success team to conduct in-person trainings and consulting work. Additionally, the COVID-19 pandemic has negatively impacted expected spending from new and existing customers, increased sales cycle times, negatively impacted collections of accounts receivable, caused certain of our paid customers to file for bankruptcy protection or go out of business, and harmed our business, results of operations, financial condition, and could have other currently unforeseen negative impacts on us. We expect these negative impacts, among others, will continue due to the effects of the COVID-19 pandemic. While we have developed and continue to develop plans to help mitigate the potential negative impact of the outbreak on our business, these efforts may not be effective and a protracted economic downturn will likely limit the effectiveness of our mitigation efforts.
While we estimate that less than 20% of our business is derived from industries most directly impacted by the COVID-19 pandemic, such as travel, hospitality, commercial real estate, ride sharing, and retail, many of our paid customers have been negatively impacted by the COVID-19 pandemic and we have experienced an increase in paid customer churn and a decrease in expansion within existing paid customers during the nine months ended October 31, 2020. We expect these paid customer churn and expansion trends to continue due to the effects of the COVID-19 pandemic.
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
Additionally, we expect our paid customer and revenue growth rates to be volatile in the near term as a result of the COVID-19 pandemic, and we are unable to predict the duration, degree, or volatility of future growth with any certainty. For example, at the beginning of the COVID-19 pandemic, we experienced a significant increase in demand and usage of Slack, including an increase in our number of Paid Customers. While we do not expect the significant increase in the number of net new Paid Customers associated with the initial shelter-in-place orders related to the COVID-19 pandemic to recur, we have experienced an acceleration in our Paid Customer growth during the nine months ended October 31, 2020. However, the rate of growth of total organizations on Slack has reverted to a level more in-line with trends we experienced prior to the COVID-19 pandemic. In addition, we have experienced an increase in paid customer churn and a decrease in expansion within existing paid customers during the nine months ended October 31, 2020. We expect these paid customer churn and expansion trends to continue due to the effects of the COVID-19 pandemic.
If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.
We have experienced, and expect to continue to experience, rapid growth in our operations and employee headcount, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 1,982 employees as of October 31, 2019 to 2,510 employees as of October 31, 2020. We have established international offices, including offices in Australia, Canada, France, Germany, Ireland, India, Japan, South Korea, and the United Kingdom, and we plan to continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of users, organizations, and integrations on Slack, and in the amount of data that Slack supports. Additionally, our organizational structure is becoming more complex as we scale our operational, financial, and management controls as well as our reporting systems and procedures. Further, as our employees work from geographic areas across the globe and more of our employees work remotely on a permanent basis, we will require investment of resources and close monitoring of local regulations and requirements that continually change due to events that may have a global impact, such as the COVID-19 pandemic, and we may experience unpredictability in our expenses, employee productivity, and employee work culture.
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
•the impact of the investment performance of our strategic investments;
•fluctuations in foreign currency exchange rates;
•costs and timing of expenses related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;
•health pandemics, such as the ongoing COVID-19 pandemic, influenza and other highly communicable diseases or viruses; and
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability, including as a result of the recent U.S. presidential election.

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
If we are unable to attract new users and organizations, convert users of and organizations on our free version into paid customers, grow or maintain our Net Dollar Retention Rate, expand usage within organizations on Slack, and sell premium subscription plans or effectively develop new features, integrations, capabilities, and enhancements that achieve market acceptance, our revenue growth and operating results will be harmed.
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
The COVID-19 pandemic has resulted in, and any prolonged economic slowdowns may continue to result in, paid customers on Slack requesting to renegotiate existing contracts on less advantageous terms to us than those currently in place, defaulting on payments due on existing contracts, not renewing at the end of the contract term, or choosing to renew with a smaller commitment than previous contracts. For example, in an effort to assist both new and existing paid customers facing challenges due to the economic impact of the COVID-19 pandemic, we have entered into, and expect to continue to enter into, more custom contracts and billing arrangements with new and existing paid customers, which may be less advantageous to us than our standard term contracts. These arrangements have included provisions such as the ability to defer payments, to pay in installments or over longer time periods, and other collection flexibility. We have also granted, and may in the future grant, billing concessions to existing paid customers. We have also granted, and may in the future grant, no-cost arrangements, larger discounts, and billing concessions to non-profit and educational customers. We have also engaged in promotional activities offering our services at substantial discounts in response to the COVID-19 pandemic. Any of these arrangements could harm our business, results of operations, and financial condition.
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
To remain competitive, we must continue to develop new features, integrations, capabilities, and enhancements to Slack. This is particularly true as we further expand and diversify our capabilities to address additional applications and markets. For example, in September 2017, we introduced a new beta feature, shared channels, which facilitates secure collaboration between companies. As of October 31, 2020, more than 64,000 Paid Customers have adopted shared channels using Slack Connect.

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
Negative publicity about our company, including about the quality, reliability, and security of our products, content shared by users and organizations on Slack (whether proactively shared by such users or shared by employee negligence, error, or malfeasance or improper user configuration or otherwise), changes to our products, policies and services, our privacy and security practices, our complaint against Microsoft filed with the European Commission, litigation, regulatory activity, the actions of users and organizations on Slack, or user experience with our products, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our product. Use of Slack by political organizations and campaigns during the 2020 U.S. presidential election season, and any resulting controversies involving such use, may heighten negative publicity risks for us. Such negative publicity could also have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business, results of operations and financial condition.
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
We rely on technologies from third parties to operate critical functions of our business, including cloud infrastructure services provided by Amazon Web Services, or AWS, and customer relationship management services. Our business could be disrupted if any of the third-party software or services we utilize, or functional equivalents thereof, were unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. In each case, we could be required to either seek licenses to software or services from other parties and redesign Slack or certain aspects of Slack to function with such software or services or develop these components ourselves, which could result in increased costs and delays in launches and releases of new features, integrations, capabilities or enhancements until equivalent technology can be identified, licensed, or developed, and integrated into Slack. Furthermore, we might be forced to limit the features available in Slack. These delays and feature limitations, if they occur, could harm our business, results of operations, and financial condition.
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
We currently have sales personnel outside the United States in Australia, Canada, France, Germany, Ireland, Japan, Korea, the Netherlands, Sweden, and the United Kingdom, and we intend to expand our international operations. In fiscal years 2020, 2019, and 2018, our non-U.S. revenue was 37%, 36%, and 34% of our total revenue, respectively. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing Slack in additional languages. Any additional international expansion efforts that we are undertaking and may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States or in other countries where we currently operate. These risks include, among other things:
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
The Merger Agreement with Salesforce provides for certain restrictions on our activities until the effective time of the merger or until the Merger Agreement is terminated, including restrictions on our ability to acquire any business. We have in the past acquired and may in the future seek to acquire, or invest in, businesses, products, or technologies that we believe could complement Slack, expand its breadth, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in June 2020, we completed our acquisition of Rimeto, an enterprise directory platform. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition. Specifically, these risks include the following:
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
Risks Related to Information Technology, Intellectual Property, and Data Security and Privacy
Real or perceived errors, failures, vulnerabilities, or bugs in Slack could harm our business, results of operations, and financial condition.
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
Any failure or perceived failure by us to comply with federal, state, or foreign laws or regulations, industry standards, Internet accessibility standards, contractual obligations, or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release, or transfer of personal or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines, and penalties, or adverse publicity and could cause organizations on Slack to lose trust in us, which could have an adverse effect on our reputation and business. For example, fines of up to the greater of €20.0 million and 4% of our global turnover can be imposed for breaches of the E.U.’s General Data Protection Regulation. Additionally, California consumers whose information has been subject to a security incident may bring civil suits under the California Consumer Privacy Act, or CCPA, for statutory damages between $100 and $750 per consumer. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.
We also expect that there will continue to be new proposed laws, regulations, Internet accessibility standards, and industry standards concerning privacy, data protection, and information security in the United States, the European Union, and other jurisdictions, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. For example, the CCPA took effect on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, appeared on the ballot for the November 3, 2020 election. As of the date of this report, unofficial election results indicate that this initiative is likely to pass. If passed, the CPRA will create additional obligations relating to personal information that would take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Although we do not currently believe the CCPA or CPRA will have a material effect on our business, the implementation, interpretation, and enforcement of the CCPA and CPRA, as they relate to our business, remains uncertain at this time. Other U.S. states also are considering omnibus privacy legislation and privacy advocacy groups and technology and other industries are considering various new, additional, or different self-regulatory standards that may place additional burdens on us. Future laws, regulations, standards, and other obligations, including those related to the CCPA and CPRA, and changes in the interpretation of existing laws, regulations, standards, and other obligations could impair the ability of us or organizations on Slack to collect, use, or disclose information relating to consumers, which could decrease demand for Slack, increase our operating expenses, and impair our ability to maintain and grow the base of users and organizations on Slack and our revenue. Similarly, such laws could require changes to our technology, operations, and practices. New laws, amendments to, or re-interpretations of existing laws and regulations, industry standards, contractual obligations, and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct, and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state, and foreign data privacy laws and regulations, our ability to successfully operate our business and pursue our business goals could be harmed.
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
In relation to transfers of Personal Data out of the European Economic Area, or the EEA, and Switzerland to the United States, we are currently registered for both the E.U.-U.S. and the Swiss-U.S. Privacy Shield programs. On July 16, 2020, the Court of Justice of the European Union, or the E.U. Court, invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield program failed to offer adequate protections to E.U. personal data transferred to the U.S. The E.U. Court, in the same decision, deemed that an alternative transfer mechanism that we rely on known as the Standard Contractual Clauses, or SCCs, are valid, provided additional safeguards are in place. On November 10, 2020, the European Data Protect Board, or EDPB, issued recommendations on those additional safeguards. We are in the process of reviewing the decision and the recent EDPB guidance, which remains subject to public comment, and assessing any impacts on our data transfer mechanisms. It is possible that the ability to transfer personal data from the E.U. to the United States will be restricted. We (and many other companies) may be required to adopt additional measures to accomplish and maintain legitimate means for the transfer and receipt of personal data from the E.U. to the United States and other third countries. These efforts will be subject to new and evolving guidance from regulators, and there continue to be concerns about whether the SCCs will face additional challenges. Until the remaining legal uncertainties regarding how to legally continue these transfers are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers. Our customers may view alternative data transfer mechanisms as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us. For example, some of our customers or potential customers in the E.U. may require their vendors to host all personal data within the E.U. and may decide to do business with one of our competitors who hosts personal data within the E.U. instead of doing business with us. Any inability to transfer personal data from the E.U. to the U.S. in compliance with data protection laws may impede our ability to attract and retain customers and adversely affect our business. Depending on the evolving legal framework, we may find it necessary to establish systems to maintain Personal Data originating from the European Union in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.
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
Risks Related to Legal, Regulatory, Accounting, and Tax Matters
We may be subject to liability claims if we breach our contracts and our insurance may be inadequate to cover our losses.
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
Our ability to use our net operating loss carryforwards and certain other tax attributes, such as research and development tax credits, may be subject to annual limitations, or other limitations, due to ownership change provisions under Sections 382 and 383 of the Code and other similar provisions. Under the Code, if a corporation undergoes an “ownership change”, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change taxable income or tax liability may be limited. In addition, for net operating loss carryforwards generated in tax years beginning after December 31, 2017, the Tax Act limits our ability to utilize such carryforwards to 80% of our taxable income. These net operating losses can be carried forward indefinitely but the Tax Act generally eliminates the ability to carry these losses back to prior taxable years. For these reasons, we may not be able to realize a tax benefit from the use of our net operating losses even if we attain profitability.
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
Prior to the listing of our Class A common stock, there was no public market for shares of our Class A common stock. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock may be subject to wide fluctuations in response to the risk factors described in this Quarterly Report on Form 10-Q and others beyond our control, including:
•the timing of, and our ability to close, the potential Mergers with Salesforce, as well as changes in factors that influence and the timing or likelihood of closing the potential Mergers;
•changes in the market price of Salesforce’s common stock prior to consummation of the Mergers;
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
Our Class B common stock has ten votes per share, and our Class A common stock, which is listed on the NYSE, has one vote per share. As of October 31, 2020, our directors, executive officers, and their respective affiliates beneficially held in the aggregate 63.6% of the voting power of our capital stock, including the shares covered by voting agreements in favor of Stewart Butterfield. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until June 2029, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, including the approval of the potential Mergers with Salesforce, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. Further, as a result of voting agreements between Stewart Butterfield, our co-founder, Chairman of the board of directors, and Chief Executive Officer, and each of our three other co-founders, and the shares he holds, Mr. Butterfield will be able to exercise voting rights with respect to an aggregate of 75,235,898 shares of Class B common stock and 1,467,043 shares of Class A common stock, which together represents approximately 55.5% of the voting power of our outstanding capital stock as of October 31, 2020. As a director and officer, Mr. Butterfield owes a fiduciary duty to our stockholders to act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Butterfield is entitled to vote his shares, and shares over which he has voting control as a result of voting agreements, in his own interests, which may not always be in the interests of our stockholders generally. Certain of our officers, directors, and stockholders, including Mr. Butterfield, have entered into voting agreements with Salesforce pursuant to which they have agreed, among other things, to vote their respective Slack shares in favor of the Mergers.
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
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, our revolving credit facility and the Merger Agreement contain restrictions on our ability to pay dividends. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act. Further, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the Northern District of California will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, as we are based in the State of California. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
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
Risks Related to Our Indebtedness and Outstanding Convertible Senior Notes
Our revolving credit facility provides our lenders with a first-priority lien against substantially all of our assets, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.
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
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. If consummated, the Mergers are expected to constitute both a “fundamental change” and a “make-whole fundamental change” under the indenture. We expect that such “make-whole fundamental change” would result in an increase to the conversion rate for a holder who elects to convert its Notes in connection therewith. Any such increase would be determined by reference to a “make-whole” table included in the indenture governing the Notes. Upon conversion, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority, or by agreements governing our existing and future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions as required by such indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
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
General Risks
Adverse general economic and market conditions and reductions in IT spending may reduce demand for Slack, which could harm our revenue, results of operations, and cash flows.
Our revenue, results of operations, and cash flows depend on the overall demand for and use of Slack. Concerns about the systemic impact of a recession (in the United States or globally), energy costs, geopolitical issues, the recent U.S. presidential election, pandemics, or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in IT spending by existing and prospective organizations. The COVID-19 pandemic has resulted in, and any prolonged economic slowdowns may continue to result in, organizations on Slack requesting to renegotiate existing contracts on less advantageous terms to us than those currently in place, defaulting on payments due on existing contracts, not renewing at the end of the contract term, or choosing to renew with a smaller commitment than previous contracts. For example, in an effort to assist both new and existing paid customers facing challenges due to the economic impact of the COVID-19 pandemic, we have entered into, and expect to continue to enter into, more custom contracts and billing arrangements with new and existing paid customers, which may be less advantageous to us than our standard term contracts. These arrangements have included provisions such as the ability to defer payments, to pay in installments or over longer time periods, and other collection flexibility. We have also granted, and may in the future grant, billing concessions to existing paid customers. Any of these arrangements could harm our business, results of operations, and financial condition.
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
Volatility or lack of appreciation in the stock price of our Class A common stock may also affect our ability to attract and retain our key employees. Many of our senior personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options or RSUs have significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our Class A common stock. If we do not maintain and continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, craftsmanship, teamwork, curiosity, and diversity, that we believe is necessary to support our growth.
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

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of December 1, 2020, by and among Salesforce, Skyline Strategies I Inc., Skyline Strategies II LLC, and Slack Technologies, Inc.	8-K	001-38926	2.1	December 1, 2020
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-231041	3.2	May 13, 2019
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-38926	3.2	September 8, 2020
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-231041	4.1	April 26, 2019
4.2	Amended and Restated Investors’ Rights Agreement, dated May 9, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	333-231041	4.2	May 13, 2019
10.1#	Amended and Restated Non-Employee Director Compensation Policy.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith
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
# Indicates management contract or compensatory plan, contract or agreement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Slack Technologies, Inc.

December 2, 2020	By:	/s/ Stewart Butterfield
Stewart Butterfield
Chief Executive Officer
(Principal Executive Officer)

December 2, 2020	By:	/s/ Allen Shim
Allen Shim
Chief Financial Officer
(Principal Financial Officer)