Form 10-K
period 2021-01-31
Slack Technologies, Inc.
filed 2021-03-19
CIK 1764925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes or ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes or ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes or ☐ No.
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No

The aggregate market value of the registrant’s Class A common stock, $0.0001 par value, held by non-affiliates of the registrant (based on $29.55, which was the closing price of a share of the registrant’s Class A common stock on July 31, 2020, as reported by the New York Stock Exchange) was approximately $14.1 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
There were 502,550,914 shares of the registrant’s Class A common stock outstanding and 79,095,890 shares of the registrant’s Class B common stock outstanding as of February 28, 2021.

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
Also unlike email, Slack was designed from the ground up to integrate with external software systems. Slack provides an easy way for users to share and aggregate information from other software, take action on notifications, and advance workflows in a multitude of third-party applications, over 2,450 of which are listed in the Slack App Directory. Further, Slack’s platform capabilities extend beyond integrations with third-party applications and allow for easy integrations with an organization’s internally-developed software. Developers have collectively created more than 850,000 third-party applications or custom integrations that were used in a typical week during the three months ended January 31, 2021. In 2019, we introduced Workflow Builder, a low-code solution to create integrations and workflows entirely in Slack, suitable for all users and based on a simple, non-technical user interface.
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
Summary of Key Benefits
Working in Slack provides several key benefits to users, teams, and organizations and to our platform ecosystem:
•People love using Slack and that leads to high levels of engagement. Slack is enterprise software created with an eye for user experience usually associated with consumer products. We believe that the more simple, enjoyable, and intuitive the product is, the more people will want to use it. As a result, teams benefit from the aggregated attention that happens when all members of a team are engaged in a single collaboration tool.

•Slack increases an organization’s “return on communication.” Moving to channel-based communication increases accessibility of communication, which in turn increases transparency and breaks down silos. The organization benefits from increased coordination and alignment from a given amount of communication, with no additional effort in the form of status reports, update meetings, and so on.
•Slack increases the value of existing software investment. As a flexible platform for routing information of all kinds, Slack integrates horizontally with thousands of other applications, from those provided by companies like Google, Salesforce, ServiceNow, Atlassian, and Dropbox to the proprietary line-of-business applications developed by organizations for their own internal use. Integration with Slack increases both the accessibility of information inside applications and the response times for many basic actions. Because Slack users can do virtually everything on Slack on mobile that they can do on desktop, they do not need to have dozens of work applications on their mobile devices to be able to make lightweight use of those applications on the go.
•An organization’s archive of data increases in value over time. As teams continue to use Slack, they build a valuable resource of widely accessible information. Important messages are surrounded by useful context and users can see how fellow team members created and worked with the information and arrived at a decision. New employees can have instant access to the information they need to be effective whenever they join a new team or company. Finally, the content on Slack is available through powerful search and discovery tools, powered by machine learning, which improve through usage.
•Slack helps organizations improve culture and employees’ feelings of empowerment. When every member of a team learns from, and contributes towards, common goals, people feel they have greater influence over the ultimate outcomes of their work. By keeping all team members in the information flow, we believe that Slack increases this sense that members of a team can have an impact and make a difference and that creates greater team cohesion and increases motivation.
•Slack helps achieve organizational agility. Slack’s channels immerse workers directly into the dynamic and evolving communication, decision making, and data flow that defines modern work. Because workers have both more access to data updated in real time and more context for that data, they are better able to quickly react and adjust work streams in response to new business priorities or changing conditions while staying in alignment with one another. This same organizational agility extends outside an organization with Slack Connect, integrating conversations and work streams with partners in shared channels and enabling broader alignment.
•Developers are better able to reach and deliver value to their customers. Slack has aggregated hundreds of thousands of organizations on one platform and made it easier for developers to distribute their software to any Slack-using organization. By making information from their applications available and allowing users to perform key actions through a whole new interface, developers can make their customers happier and more engaged.
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

As of January 31, 2021, Slack had more than 756,000 organizations with three or more users, comprised of:
•More than 600,000 organizations on our Free subscription plan; and
•More than 156,000 Paid Customers.
Many of these Paid Customers have thousands of active users and our largest Paid Customers have more than one hundred thousand employees using Slack on a regular basis. The number of organizations on Slack is highly diversified, and during the years ended January 31, 2019, 2020 and 2021, no Paid Customer accounted for more than 3% of our revenue.
Our users, whether on a free or paid subscription plan, are highly engaged, and their collective active use of Slack for the week ended January 31, 2021 exceeded 105 million hours. During the week ended January 31, 2021, more than 2.2 billion messages were sent in Slack. During this same time, on a typical workday, users at Paid Customers averaged more than ten hours connected to Slack through at least one device and spent more than 110 minutes actively using Slack. We believe that this broad, active user base and deep user engagement propel increased adoption within organizations and inspire many organizations to become Paid Customers.
Our direct sales and customer success efforts are focused on larger organizations who have a greater number of users and teams and have the potential to increase spend over time. As our business has matured, we have seen a growth in sales through our direct sales force. We measure the number of Paid Customers > $100,000 of annual recurring revenue, or ARR, as a gauge of adoption within and expansion into large enterprises. As of January 31, 2021, we had 1,183 Paid Customers >$100,000 of ARR, which accounted for approximately 49% of our revenue in fiscal year 2021.
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
Slack’s key functionality
•Messaging and Channels: Slack users communicate with one another by posting messages to a channel or sending direct messages to a person or a group of people. Slack’s core organizing principle is the channel, which brings the right people together to collaborate, share information, and get work done. Channels offer flexibility and can be organized by project, topic, team, or whatever makes sense for a specific task or situation. Public channels are accessible to all users within a Slack workspace. For more exclusive workstreams and conversations, users create invite-only channels.
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
•Integrations: Through integrations with both third-party and internally-built software applications, users of Slack are able to easily access and interact in their channels with information from other applications. We believe this makes Slack users more productive at work and increases the value of other software programs. For example, a user may look up customer account information in Salesforce or get updates on deployment status through GitHub within Slack. More advanced use cases include the ability to design custom workflows, which can automatically perform a series of tasks and actions in Slack in otherwise unconnected software applications. For example, creating a customer service ticket routing application that brings together information from a Zendesk ticket, customer data from Salesforce, and suggested solutions from an internally-built knowledge base — all without leaving Slack.
•Shared Channels: Slack enables communication and collaboration among organizations via shared channels and guest accounts. Shared channels, also called Slack Connect, securely connect the Slack workspaces of different organizations, enabling the same level of communication and collaboration between enterprises that Slack brings to teams within an organization. Shared channels can be public or invite-only and contain all of the powerful tools and integrations of Slack along with an added layer of administrative capabilities to regulate and monitor the flow of information between organizations. Guest accounts allow workspace owners to invite people from outside their organizations to join one or more channels.
As of January 31, 2021, more than 74,000 Paid Customers have adopted shared channels using Slack Connect. We believe adoption of this feature will grow significantly in the coming years, both in terms of network participants and network density. Because the associated network effect increases the value of Slack both for organizations on Slack and organizations new to Slack, we expect Slack Connect to create more utility for existing users and be an important factor in future growth.
•Search: Everything in Slack, including messages, posts from applications, and text content of files is searchable, so that permissioned users can tap into company knowledge and find information when they need it. Over time, use of Slack creates an archive of information generated by an organization that is universally available, persistent and contextual, making Slack’s search function increasingly useful. Our search capability offers a range of filters and modifiers to allow users easy and efficient access to specific knowledge from potentially vast repositories of information. We also leverage machine learning to deliver personalized search results based on user behavior and context, such as the people a user may communicate with most often, the files that may be most relevant to the user and the channels in which the user tends to participate.
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
Our Enterprise Grid plan is uniquely designed for larger organizations, which typically are more complex and require enhanced functionality, flexibility, administrative control, and security at scale. Enterprise Grid allows paid customers to:
•create and manage an unlimited set of connected workspaces and channels;
•search across multiple workspaces, making it easy for workers and administrators to tap into their organization’s collective knowledge at scale;
•access centralized controls to ensure a company’s data remains secure, giving administrators a single point of visibility to provision and manage Slack; and
•integrate with third-party e-Discovery and data loss prevention tools to help meet security and compliance requirements.
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
Self-service adoption and marketing
Many organizations adopt Slack initially as part of our self-service go-to-market approach. We deploy a range of marketing strategies and tactics to drive initial awareness and adoption. These include brand advertising, public relations, digital marketing campaigns, free trials of our paid plans, product localization, in-product customer education, and a website designed to teach new users about Slack.
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
Slack Fund
Investing is also a component of our partnerships strategy. Slack Fund L.L.C., or the Slack Fund, is an investment fund that we initially started, in partnership with entities affiliated with certain of our stockholders: Accel, Andreessen Horowitz, Index Ventures, Kleiner Perkins, Social Capital, and Spark Capital. We created the fund to support companies building applications on the Slack platform and other applications that are focused on the next generation of enterprise software. By the end of fiscal year 2021, Slack Fund invested all of the capital initially committed by Slack and our partners. In March 2021, we purchased all the outstanding LLC interests from the other Slack Fund members, and Slack currently owns all of the LLC interests in Slack Fund. We have invested and will continue to invest in start-up companies that we believe enhance the value of Slack and that are focused on the future of work, with funding for these investments coming solely from Slack.
Human Capital
At Slack, our goal is to make people’s working lives simpler, more pleasant, and more productive — not only for our users but also for our own workforce. We believe that the success of our workforce is critical to the success of our business. Slack’s culture is rooted in a sense of belonging, encouraging personal and professional growth, and the ability to empathize and relate to one another.
As of January 31, 2021, we had 2,545 full-time employees. We supplement our workforce with contractors and consultants. In June 2020, we announced that we would allow many of our employees to work remotely on a permanent basis. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.
Compensation and Benefits
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business, contribute to our strategic goals and create long-term value for our stockholders. We provide employees with competitive compensation packages that include base salary, short-term annual incentive bonuses and long-term equity compensation. We also provide our employees with comprehensive employee benefit programs, such as medical, dental and vision insurance, a 401(k) plan, and life and disability insurance.
Diversity and Inclusion
We are committed to embedding diversity, engagement and belonging in our workplace and in our hiring practices. We are focused on building an inclusive culture and sustaining a diverse workforce through a variety of company initiatives. As part of that effort we have a number of executive-sponsored employee resource groups that provide support for diverse members of our workforce by fostering an inclusive environment and providing professional development and community-building opportunities. In addition, we provide resources and training to employees at all levels to ensure that we are hiring, promoting and retaining diverse teams, as well as sponsor a number of professional development programs to support the advance of underrepresented employees at Slack. We also publish an annual diversity report to share our data and evaluate our approaches.
Health, Safety and Wellness
Our success is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. We provide our employees and their families with access to a variety of health and wellness programs. In response to the COVID-19 pandemic, we implemented significant changes such as facilitating teleworking that we determined were in the best interest of our employees, as well as the communities in which we operate. We continue to evolve our programs to meet our employees’ health and wellness needs.
Slack for Good
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
Research and development expenses were $382.1 million, $457.4 million, and $157.5 million, including stock-based compensation of $115.0 million, $226.5 million, and $9.9 million, for the years ended January 31, 2021, 2020, and 2019, respectively.
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
Our security program consists of the following:
•Organizational security including security and privacy training, a team of dedicated security professionals, policies and standards, separation of duties, and regular audits, compliance activities, and third-party assessments;
•Secure by design principles by which we assess the security risk of each software development project according to our secure development lifecycle and create a set of requirements that must be met before the resulting change may be released to production; and
•Public bug bounty program to facilitate responsible disclosure of potential security vulnerabilities identified by external researchers and reward them for their verified findings.
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
Slack is offered to organizations outside the United States and Canada by Slack Technologies Limited, an Irish company based in Dublin, Ireland, which is subject to the European Union’s General Data Protection Regulation and the regulatory oversight of the Irish Data Protection Commission. We also maintain a self-certification under the current E.U.-U.S. and Swiss-U.S. Privacy Shield programs and offer European Union Model Clauses, also known as Standard Contractual Clauses. See the section titled “Risk Factors—Risks Related to Information Technology, Intellectual Property, and Data Security and Privacy—We may face particular privacy, data security, and data protection risks in Europe particularly due to the European General Data Protection Regulation.”
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
We believe that the principal competitive factors in our markets include the following:
•ease of adoption, use, and deployment;
•product functionality;
•platform capabilities;
•breadth and depth of platform integrations;
•scalability, availability and reliability;
•security and privacy;
•ability to support intercompany collaboration;
•brand awareness and reputation;
•customer support; and
•total cost of ownership.
Competition has intensified in recent periods, and we expect competition to continue to intensify as established and emerging companies continue to enter the markets we serve or attempt to address the problems Slack addresses, as customer requirements evolve, and as new products, technologies, and regulations are introduced. Many of our existing competitors have longer operating histories, larger sales and marketing budgets, access to larger existing user bases, and greater financial, technical, and other resources than we do. In addition, some of our larger competitors, such as Microsoft, have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing Slack, including through offering free products, selling at zero or negative margins, product bundling, forced product migrations, auto-installation of applications, or closed technology platforms. We believe this has confused the market for Slack, lengthened certain sales cycles, and caused certain prospective customers not to purchase Slack. In addition, the product bundling and forced product migrations described above have reduced, and may in the future reduce, the overall market for Slack by preventing us from gaining access to sales opportunities and by forcing us to spend more resources to market and sell Slack. In July 2020, we filed a complaint against Microsoft with the European Commission for engaging in certain behaviors that we believe are unlawful and anti-competitive. The complaint process is costly and time-consuming and we cannot provide assurance that the outcome of the process with the European Commission. We believe, however, that we are uniquely positioned to more rapidly innovate and respond to new technologies and customer requirements than our competitors. See the section titled “Risk Factors—Risks Related to Our Business and Industry—The market and software categories in which we participate are competitive, new, and rapidly changing, and if we do not compete effectively with established companies as well as new market entrants our business, results of operations, and financial condition could be harmed.”
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
As of January 31, 2021, we had over 120 issued U.S. and foreign patents and over 240 pending U.S. and foreign patent applications, including patents and patent applications acquired from third parties. The expiration dates of our patents range from calendar years 2021 to 2040. The patent applications we file are intended to protect our proprietary inventions relevant to our business, and we have in the past and may in the future acquire additional patents, patent portfolios, or patent applications.
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
“Slack” is our registered trademark in the United States, Argentina, Australia, Brazil, Canada, Chile, Colombia, the European Union, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, New Zealand, Norway, Russia, Serbia, Singapore, South Korea, Switzerland, Taiwan, Turkey, Ukraine, and the United Kingdom. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.
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
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks related to our proposed transaction with Salesforce; risks related to our business and industry, risks related to information technology, intellectual property, and data security and privacy, risks related to legal, regulatory, accounting, and tax matters, risks related to ownership of our Class A common stock, and risks related to our indebtedness and outstanding convertible senior notes, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our business, activities, or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but are not limited to, the following:
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
•it is possible that key employees might decide not to remain with Salesforce after the Mergers are completed, and the loss of key personnel, or difficulty integrating the cultures of Slack and Salesforce, could have a material adverse effect on the combined company's results of operations, financial condition, and growth prospects;
•the success of the combined company will also depend upon relationships with third parties and pre-existing customers of Slack and Salesforce, which relationships may be affected by customer preferences or public attitudes about the Mergers;
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
If any of these events were to occur, are perceived to occur, or are expected to occur, the value of the combined company and the Salesforce common stock received by our stockholders in the Mergers could be adversely affected.
The number of shares of Salesforce common stock issuable in the Mergers in respect of one share of our common stock is fixed and will not be adjusted. Because the market price of Salesforce common stock may fluctuate, Slack stockholders cannot be sure of the market value of the stock consideration they will receive in exchange for their Slack shares in connection with the transactions.
In connection with the Mergers, Slack stockholders will receive a fixed number of Salesforce shares for each of their shares of Slack Class A common stock and Slack Class B common stock (i.e., 0.0776 Salesforce shares for each Slack share). Accordingly, the market value of the stock consideration that our stockholders will receive in the Mergers will vary based on the price of Salesforce common stock at the time our stockholders receive the transaction consideration. As a result of any such changes in stock price, the market value of the shares of Salesforce common stock that our stockholders will receive at the time that the Mergers is completed could vary significantly from the value of such shares immediately prior to the public announcement of the Mergers.
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
Lawsuits have been filed against us and the members of our board of directors arising out of the proposed Mergers, and additional such lawsuits may be filed in the future, which may delay or prevent the proposed Mergers.
Stockholder complaints and other complaints have been filed against us, our board of directors, Salesforce, Salesforce's board of directors, and others in connection with the transactions contemplated by the Merger Agreement, and additional such lawsuits may be filed in the future. The outcome of litigation is uncertain, and we may not be successful in defending against any such claims. These lawsuits could delay or prevent the Mergers, divert the attention of our management and employees from our day-to-day business, result in substantial costs to us, and otherwise adversely affect our business, results of operations, and financial condition.
The ability to complete the Mergers is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or the combined company or could cause either party to abandon the Mergers.
Completion of the Mergers is conditioned upon, among other things, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act, and the receipt of certain other regulatory approvals. In deciding whether to grant antitrust approvals, the United States Department of Justice, or the DOJ, and other regulatory agencies will consider the effect of the Mergers on competition. The DOJ, or other regulatory agencies, may condition their approval of the Mergers on Salesforce’s or our agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of Salesforce’s business following the Mergers. If we and Salesforce agree to these requirements, limitations, costs, divestitures, or restrictions, the ability to realize the anticipated benefits of the Mergers may be impaired. We cannot provide any assurance that we or Salesforce will obtain the necessary approvals or that any of the requirements, limitations, costs, divestitures, or restrictions to which we might agree will not have a material adverse effect on Salesforce following the Mergers. In addition, these requirements, limitations, costs, divestitures, or restrictions may result in the delay or abandonment of the Mergers.
On February 16, 2021, pursuant to the HSR Act, the Company and Salesforce each received a request for additional information and documentary material, often referred to as a “Second Request,” from the Antitrust Division of the DOJ. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after the Company and Salesforce have each substantially complied with the Second Request, unless the period for review is extended voluntarily by the parties and the DOJ or is terminated earlier by the DOJ. This Second Request, and any further inquiries or actions from the DOJ or other regulatory agencies, could have the effect of delaying, imposing restrictions on, or impeding the completion of the Mergers.
Risks Related to Our Business and Industry
The global COVID-19 pandemic has harmed and could continue to harm our business, results of operations, and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and the related public health measures, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. The COVID-19 pandemic, as well as measures undertaken to contain the spread of COVID-19, have decreased IT spending for many organizations, adversely affected demand for Slack, including attrition rates, and inhibited the ability of our salespeople to travel to potential customers and our customer success team to conduct in-person trainings and consulting work. Additionally, the COVID-19 pandemic has negatively impacted spending from certain new and existing customers, increased sales cycle times, negatively impacted collections of accounts receivable, caused certain of our paid customers to file for bankruptcy protection or go out of business, and harmed our business, results of operations, financial condition, and could have other currently unforeseen negative impacts on us. We expect these negative impacts, among others, will continue due to the ongoing effects of the COVID-19 pandemic. While we have developed and continue to develop plans to help mitigate the potential negative impact of the outbreak on our business, these efforts may not be effective and a protracted economic downturn will likely limit the effectiveness of our mitigation efforts.
While we estimate that less than 20% of our business is derived from industries most directly impacted by the COVID-19 pandemic, such as travel, hospitality, commercial real estate, ride sharing, and retail, many of our paid customers have been negatively impacted by the COVID-19 pandemic and we have experienced an increase in paid customer churn and a decrease in expansion within existing paid customers during the fiscal year ended January 31, 2021. We expect these paid customer churn and expansion trends to continue due to the ongoing effects of the COVID-19 pandemic.
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
The COVID-19 pandemic also presents challenges as our entire workforce is currently working remotely and shifting to assisting new and existing customers who are also generally working remotely. All of our currently planned customer, employee, and industry events have been shifted to virtual-only experiences, and we may deem it advisable to similarly alter, postpone, or cancel entirely, additional customer, partner, employee, or industry events in the future. In addition, especially as we plan for the return of some of our workforce to our offices and in-person customer, employee, and industry events, we may face additional challenges and incur increased workforce costs including costs associated with implementing additional personnel and workplace safety protocols, the accrual of unused paid time off, and workplace or labor claims and disputes related to COVID-19.
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
We have incurred significant net losses in each year since our inception, including net losses of $292.5 million, $568.4 million, and $138.9 million in fiscal years 2021, 2020, and 2019, respectively. We expect to continue to incur net losses for the foreseeable future and we may not achieve or maintain profitability in the future. Because the market for Slack, and the features, integrations, and capabilities we offer on Slack, is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand our partnerships, operations, and infrastructure, both domestically and internationally, continue to enhance Slack and develop and expand its features, integrations and capabilities, and expand and improve our application programming interfaces, or APIs. We also intend to continue to build and enhance Slack through both internal research and development as well as selectively pursuing acquisitions that can uniquely contribute to Slack’s capabilities. In addition, as we grow and transition to being a public company, we will incur additional significant legal, accounting, and other expenses that we did not incur as a private company. If our revenue does not increase to offset the expected increases in our operating expenses, we will not be profitable in future periods. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including any failure to increase the number of organizations on Slack, increase the number of our paid customers, or grow or maintain our Net Dollar Retention Rate, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, slowing demand for Slack, additional regulatory burdens, or increasing competition. As a result, our past financial performance may not be indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our Class A common stock to decline
We have experienced rapid growth in recent periods and our recent growth rates may not be indicative of our future growth.
We have experienced rapid growth in recent periods. Our revenue was $902.6 million, $630.4 million, and $400.6 million for the years ended January 31, 2021, 2020, and 2019, respectively, representing annual growth 43% and 57%, respectively. While our revenue continues to grow, our rates of revenue growth are slowing and may continue to slow in the future. Further, as we operate in a new and rapidly changing category of software, widespread acceptance and use of Slack is critical to our future growth and success. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
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
Additionally, we expect our paid customer and revenue growth rates to be volatile in the near term as a result of the COVID-19 pandemic, and we are unable to predict the duration, degree, or volatility of future growth with any certainty. For example, we have experienced an increase in net new Paid Customers, but also an increase in paid customer churn and a decrease in expansion within existing paid customers during the fiscal year ended January 31, 2021. We expect these paid customer churn and expansion trends to continue due to the ongoing effects of the COVID-19 pandemic.
If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.
We have experienced, and expect to continue to experience, rapid growth in our operations and employee headcount, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 2,045 employees as of January 31, 2020 to 2,545 employees as of January 31, 2021. We have established international offices, including offices in Australia, Canada, France, Germany, Ireland, India, Japan, South Korea, and the United Kingdom, and we plan to continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of users, organizations, and integrations on Slack, and in the amount of data that Slack supports. Additionally, our organizational structure is becoming more complex as we scale our operational, financial, and management controls as well as our reporting systems and procedures. Further, as our employees work from geographic areas across the globe and more of our employees work remotely on a permanent basis, we will require investment of resources and close monitoring of local regulations and requirements that continually change due to events that may have a global impact, such as the COVID-19 pandemic, and we may experience unpredictability in our expenses, employee productivity, and employee work culture.
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
In addition, some of our larger competitors, such as Microsoft, have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing Slack, including through offering free products, selling at zero or negative margins, product bundling, forced product migrations, auto-installation of applications, or closed technology platforms. We believe this has confused the market for Slack, lengthened certain sales cycles, and caused certain prospective customers not to purchase Slack. In addition, the product bundling and forced product migrations described above have reduced, and may in the future reduce, the overall market for Slack by preventing us from gaining access to sales opportunities and by forcing us to spend more resources to market and sell Slack. This competition has intensified in recent periods and we believe that it has harmed, and may continue to harm, our business, results of operations, and financial condition. In July 2020, we filed a complaint against Microsoft with the European Commission for engaging in certain behaviors that we believe are unlawful and anti-competitive. The complaint process is costly and time-consuming and we cannot provide assurance that the outcome of the process with the European Commission will be successfully resolved in our favor or, if it is resolved in our favor, that it will have a material effect on our business or the market for our products. Furthermore, we could be subject to retaliatory or other adverse measures by Microsoft, its employees, or agents in response to the complaint that we filed with the European Commission.
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
The COVID-19 pandemic has resulted in, and any prolonged economic slowdowns may continue to result in, paid customers on Slack requesting to renegotiate existing contracts on less advantageous terms to us than those currently in place, defaulting on payments due on existing contracts, not renewing at the end of the contract term, or choosing to renew with a smaller commitment than previous contracts. For example, in an effort to assist both new and existing paid customers facing challenges due to the economic impact of the COVID-19 pandemic, we have entered into, and expect to continue to enter into, more custom contracts and billing arrangements with new and existing paid customers, which may be less advantageous to us than our standard term contracts. These arrangements have included provisions such as the ability to defer payments, to pay in installments or over longer time periods, and other collection flexibility. We have also granted, and may in the future grant, billing concessions to existing paid customers. We have also granted, and may in the future grant, no-cost arrangements, larger discounts, and billing concessions to non-profit and educational customers. We have in the past, and may in the future, engage in promotional activities offering our services at substantial discounts in response to the COVID-19 pandemic. Any of these arrangements could harm our business, results of operations, and financial condition.
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
To remain competitive, we must continue to develop new features, integrations, capabilities, and enhancements to Slack. This is particularly true as we further expand and diversify our capabilities to address additional applications and markets. For example, in September 2017, we introduced a new beta feature, shared channels, which facilitates secure collaboration between companies. As of January 31, 2021, more than 74,000 Paid Customers have adopted shared channels using Slack Connect. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. If we are unable to develop features, integrations, and capabilities internally due to certain constraints, such as employee turnover, lack of management ability, or a lack of other research and development resources, our business may be harmed.
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
Negative publicity about our company, including about the quality, reliability, and security of our products, content shared by users and organizations on Slack (whether proactively shared by such users or shared by employee negligence, error, or malfeasance or improper user configuration or otherwise), changes to our products, policies and services, our privacy and security practices, our complaint against Microsoft filed with the European Commission, litigation, regulatory activity, the actions of users and organizations on Slack, or user experience with our products, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our product. In addition, following the announcement of our proposed transaction with Salesforce, our company may be impacted by negative publicity about Salesforce, our proposed transaction with Salesforce, and litigation related to the proposed transaction with Salesforce. Use of Slack by political organizations and campaigns during the 2020 U.S. presidential election season, and any resulting controversies involving such use, may heighten negative publicity risks for us. Such negative publicity could also have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business, results of operations and financial condition.
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
We rely on technologies from third parties to operate critical functions of our business, including cloud infrastructure services provided by AWS, and customer relationship management services. Our business could be disrupted if any of the third-party software or services we utilize, or functional equivalents thereof, were unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. In each case, we could be required to either seek licenses to software or services from other parties and redesign Slack or certain aspects of Slack to function with such software or services or develop these components ourselves, which could result in increased costs and delays in launches and releases of new features, integrations, capabilities or enhancements until equivalent technology can be identified, licensed, or developed, and integrated into Slack. Furthermore, we might be forced to limit the features available in Slack. These delays and feature limitations, if they occur, could harm our business, results of operations, and financial condition.
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
We currently have sales personnel outside the United States in Australia, Canada, France, Germany, Ireland, Japan, Korea, the Netherlands, Sweden, and the United Kingdom, and we intend to expand our international operations. In fiscal years 2021, 2020, and 2019, our non-U.S. revenue 39%, 37%, and 36%, of our total revenue, respectively. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing Slack in additional languages. Any additional international expansion efforts that we are undertaking and may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States or in other countries where we currently operate. These risks include, among other things:
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
The Merger Agreement with Salesforce provides for certain restrictions on our activities until the effective time of the Mergers or until the Merger Agreement is terminated, including restrictions on our ability to acquire any business. We have in the past acquired and may in the future seek to acquire, or invest in, businesses, products, or technologies that we believe could complement Slack, expand its breadth, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in June 2020, we completed our acquisition of Rimeto, an enterprise directory platform. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition. Specifically, these risks include the following:
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
Historically, we have funded our operations and capital expenditures primarily through equity issuances, convertible debt issuances, and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents, marketable securities, cash flow from operations, and amounts available under our revolving credit facility will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. Furthermore, the Merger Agreement with Salesforce restricts our ability to issue equity or convertible debt until the effective time of the Mergers or until the Merger Agreement is terminated. If we raise equity or equity-linked financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Our revolving credit facility restricts our ability to incur additional indebtedness, requires us to maintain specified minimum liquidity and revenue amounts, and restricts our ability to pay dividends. The terms of any additional debt financing may be similar or more restrictive. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:
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
Any failure or perceived failure by us to comply with federal, state, or foreign laws or regulations, industry standards, Internet accessibility standards, contractual obligations, or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release, or transfer of personal or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines, and penalties, or adverse publicity and could cause organizations on Slack to lose trust in us, which could have an adverse effect on our reputation and business. For example, fines of up to the greater of €20.0 million and 4% of our global turnover can be imposed for breaches of the E.U.’s General Data Protection Regulation. Additionally, California consumers whose information has been subject to a security incident may bring civil suits under the California Consumer Privacy Act, or the CCPA, for statutory damages between $100 and $750 per consumer. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.
We also expect that there will continue to be new proposed laws, regulations, Internet accessibility standards, and industry standards concerning privacy, data protection, and information security in the United States, the

European Union, and other jurisdictions, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. For example, the CCPA took effect on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. Additionally, California voters approved the California Privacy Rights Act, or the CPRA, on November 3, 2020, which will amend and expand the CCPA, including by providing consumers with additional rights with respect to their personal data. The CPRA will come into effect on January 1, 2023, applying to information collected by businesses on or after January 1, 2022. The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Although we do not currently believe the CCPA or CPRA will have a material effect on our business, the implementation, interpretation, and enforcement of the CCPA and CPRA, as they relate to our business, remains uncertain at this time. Other U.S. states also are considering omnibus privacy legislation and privacy advocacy groups and technology and other industries are considering various new, additional, or different self-regulatory standards that may place additional burdens on us. Future laws, regulations, standards, and other obligations, including those related to the CCPA and CPRA, and changes in the interpretation of existing laws, regulations, standards, and other obligations could impair the ability of us or organizations on Slack to collect, use, or disclose information relating to consumers, which could decrease demand for Slack, increase our operating expenses, and impair our ability to maintain and grow the base of users and organizations on Slack and our revenue. Similarly, such laws could require changes to our technology, operations, and practices. New laws, amendments to, or re-interpretations of existing laws and regulations, industry standards, contractual obligations, and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct, and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state, and foreign data privacy laws and regulations, our ability to successfully operate our business and pursue our business goals could be harmed.
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
In addition, data protection regulation is an area of increased focus and changing requirements. The European Union adopted the General Data Protection Regulation 2016/679, or the GDPR, that took effect on May 25, 2018, largely replacing the current data protection laws of each E.U. member state. The GDPR applies to any organization with an establishment in the European Union for data processing purposes as well as to those outside the European Union if they process Personal Data of individuals in the European Union in connection with offering them goods or services or monitoring their behavior. The GDPR enhances data protection obligations for processors and controllers of Personal Data, including, for example, expanded disclosures about how Personal Data is to be used, limitations on retention of information, mandatory data breach notification requirements, and additional obligations on service providers (such as any third parties to whom we may transfer Personal Data). Non-compliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of our global revenue. Given the breadth and depth of changes in data protection obligations, compliance has caused us to expend significant resources, and such expenditures are likely to continue into the future as we continue our compliance efforts and respond to new interpretations and enforcement actions. In addition, separate E.U. laws and regulations (and member states’ implementations thereof) govern the protection of consumers and of electronic communications and these are also evolving. A draft of the new ePrivacy Regulation extends the strict opt-in marketing rules with limited exceptions to business-to-business communications, alters rules on third-party cookies, web beacons, and similar technology and significantly increases penalties. This law, as well as related changes to the European Union’s telecommunications regime, could subject us to additional privacy obligations of the sort that have historically been imposed primarily on telecommunication service providers. We cannot yet determine the impact that such future laws, regulations, and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. Further, the obligations imposed by E.U. data protection and related laws may conflict with the obligations imposed by other legal regimes, such as U.S. laws concerning government access to data. We may incur substantial expense in complying with the new obligations to be imposed by the GDPR, and we may be required to make significant changes in our business operations and product development, all of which may adversely affect our revenues and our business overall.
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

In addition, we use third parties to sell access to Slack and conduct business on our behalf abroad. We or such third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we can be held liable for the corrupt or other illegal activities of such third-party intermediaries, and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot assure you that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, results of operations, and prospects.
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

Because of these factors and other specific revenue recognition requirements under U.S. generally accepted accounting principles, or GAAP, we must have very precise terms in our contracts to recognize revenue when we initially provide access to Slack or perform services. Although we strive to enter into agreements that meet the criteria under GAAP for current revenue recognition on delivered elements, our agreements are often subject to negotiation and revision based on the demands of our paid customers. The final terms of our agreements sometimes result in deferred revenue recognition well after the time of delivery, which may adversely affect our financial results in any given period.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange, or the NYSE.
Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting annually. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the market price of our Class A common stock.
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
GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, convertible senior notes, deferred contract acquisition costs, and stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. In addition, our headquarters and a plurality of our employees are located in San Francisco, California, a municipality that has enacted, and is currently considering enacting additional measures, to raise new or incremental taxes. Such measures may also adversely affect our results of operations and financial condition.
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
Our results of operations may be adversely affected if we are required to collect sales or other related taxes for subscriptions to Slack in jurisdictions where we have not historically done so.
States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. The application of federal, state, local, and international tax laws to services provided electronically is evolving. In particular, the applicability of sales taxes to Slack in various jurisdictions is unclear. We collect and remit sales tax and value-added tax, or VAT, in a number of jurisdictions. It is possible, however, that we could face sales tax or VAT audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional tax amounts from our paid customers and remit those taxes to those authorities. We could also be subject to audits in states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage organizations from subscribing to Slack, or otherwise adversely affect our business, results of operations, and financial condition.
Further, one or more state or foreign authorities could seek to impose additional sales, use or other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us. Liability for past taxes may also include substantial interest and penalty charges. Any successful action by state, foreign, or other authorities to compel us to collect and remit sales tax, use tax or other taxes, either retroactively, prospectively or both, could adversely affect our business, results of operations, and financial condition.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Our ability to use our net operating loss carryforwards and certain other tax attributes, such as research and development tax credits, may be subject to annual limitations, or other limitations, due to ownership change provisions under Sections 382 and 383 of the Code and other similar provisions. Under the Code, if a corporation undergoes an “ownership change”, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as tax credits, to offset its post-change taxable income or tax liability may be limited. We may have undergone ownership changes in the past and may undergo ownership changes in the future, including as a result of the completion of the Mergers. In addition, net operating loss carryforwards generated in tax years beginning after December 31, 2017 can be carried forward indefinitely but may only offset 80% of taxable income for taxable years beginning after December 31, 2020. For these reasons, we may not be able to realize a tax benefit from the use of our net operating losses or certain other tax attributes even if we attain profitability.
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
Our Class B common stock has ten votes per share, and our Class A common stock, which is listed on the NYSE, has one vote per share. As of January 31, 2021, our directors, executive officers, and their respective affiliates beneficially held in the aggregate 61.3% of the voting power of our capital stock, including the shares covered by voting agreements in favor of Stewart Butterfield. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until June 2029, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. Further, as a result of voting agreements between

Stewart Butterfield, our co-founder, Chairman of the board of directors, and Chief Executive Officer, and each of our three other co-founders, and the shares he holds, Mr. Butterfield will be able to exercise voting rights with respect to an aggregate of 73,959,180 shares of Class B common stock and 2,117,619 shares of Class A common stock, which together represents approximately 57.4% of the voting power of our outstanding capital stock as of January 31, 2021. As a director and officer, Mr. Butterfield owes a fiduciary duty to our stockholders to act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Butterfield is entitled to vote his shares, and shares over which he has voting control as a result of voting agreements, in his own interests, which may not always be in the interests of our stockholders generally. Certain of our officers, directors, and stockholders, including Mr. Butterfield, have entered into voting agreements with Salesforce pursuant to which they have agreed, among other things, to vote their respective Slack shares in favor of the Mergers.
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

The shares of common stock subject to outstanding options and restricted stock unit, or RSU, awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144. In addition, certain holders of our common stock will have rights, subject to some conditions, to require us to file registration statements for the public resale of shares of Class A common stock or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
Furthermore, a substantial number of shares of our Class A common stock is reserved for issuance upon the exercise of the Notes, as defined below. If we elect to satisfy our conversion obligation on the Notes solely in shares of our Class A common stock upon conversion of the Notes, we will be required to deliver the shares of our Class A common stock, together with cash for any fractional share, on the second business day following the relevant conversion date.
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
•provide for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger, including the Mergers with Salesforce, or other sale of our company or its assets;
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

The conditional conversion feature of the Notes may adversely affect our financial condition and results of operations.
The conditional conversion feature of the Notes, which was triggered during the three months ended January 31, 2021, entitles holders of Notes to convert the Notes at any time during specified periods at their option. This conditional conversion feature was triggered when the last reported sale price of our Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on January 31, 2021 (the last trading day of the fiscal quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between February 1, 2021 and April 30, 2021. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Transactions relating to our Notes may affect the value of our Class A common stock.
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of such Notes. Our Notes are currently convertible at the option of their holders during the period between February 1, 2021 and April 30, 2021, and may again become convertible at the option of their holders under certain circumstances if the holders of the Notes do not elect to convert during this current period. If holders of our Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders.
In addition, in connection with the pricing of the Notes, we entered into privately negotiated capped call transactions, or the Capped Calls with certain financial institutions, or the Option Counterparties. The Capped Calls are expected generally to reduce the potential dilution to our Class A common stock upon any conversion or settlement of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
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
Volatility or lack of appreciation in the stock price of our Class A common stock may also affect our ability to attract and retain our key employees. Many of our senior personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options or RSUs, have significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our Class A common stock. If we do not maintain and continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, craftsmanship, teamwork, curiosity, and diversity, that we believe is necessary to support our growth.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in San Francisco, California, and covers 230,208 square feet pursuant to a lease that expires in 2028 and 210,573 square feet pursuant to a lease that expires in 2030. We also lease and purchase service memberships to additional facilities in San Francisco, California; Denver, Colorado; New York, New York; Chicago, Illinois; Dublin, Ireland; London, United Kingdom; Toronto, Canada; Vancouver, Canada; Melbourne, Australia; Sydney, Australia; Tokyo, Japan; Osaka, Japan; Pune, India; Munich, Germany; Seoul, South Korea; and Paris, France.
We lease or purchase service memberships to all of our facilities and do not own any real property. We believe that our facilities are generally suitable to meet our current needs. We intend to expand our facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.
ITEM 3. LEGAL PROCEEDINGS
We are regularly subject to claims, demands, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings involving employment, anti-discrimination, commercial disputes, competition, intellectual property disputes, including infringement of patents and other intellectual property, and other matters, and we may become subject to additional types of claims, demands, lawsuits, arbitration proceedings, administrative actions, government investigations, and legal and regulatory proceedings in the future and as our business grows, including proceedings related to acquisitions, securities issuances or business practices, or public disclosures about our business. Some of these are initiated by us and some are initiated against us. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Other than the matters described in Note 11, Commitments and Contingencies, of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which are incorporated by reference herein, we are not party to any material pending legal proceedings.

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
Holders of Record
As of February 28, 2021, there were 51 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant. In addition, the terms of the Merger Agreement and our revolving credit facility place certain limitations on the amount of cash dividends we can pay.
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
The following graph compares the cumulative total stockholder return on our Class A common stock from June 20, 2019 (the date our Class A common stock commenced trading on the NYSE) through January 31, 2021 with the cumulative total return of the Standard & Poor's 500 Index and Standard & Poor’s Information Technology Index over the same period. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor’s Information Technology Index assume reinvestment of dividends. The graph uses the closing market price on June 20, 2019 of $38.62 per share as the initial value of our Class A common stock. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Company/Index	Base period 6/20/2019	7/31/2019	10/31/2019	1/31/2020	4/30/2020	7/31/2020	10/31/2020	1/31/2021
Slack Technologies, Inc.	$100.00	$86.54	$56.97	$53.68	$69.11	$76.51	$66.24	$109.19
S&P 500 Index	100.00	100.89	102.82	109.18	98.59	110.73	110.69	125.73
S&P 500 Information Technology Index	100.00	102.59	106.20	121.16	116.43	140.59	141.04	164.24
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended January 31, 2021, 2020, and 2019 and the consolidated balance sheet data as of January 31, 2021 and 2020, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended January 31, 2018 and 2017 and the consolidated balance sheet data as of January 31, 2019 and 2018 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and are qualified in their entirety by the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,
	2021	2020	2019	2018	2017
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$902,610	$630,422	$400,552	$220,544	$105,153
Cost of revenue (1)	121,692	97,191	51,301	26,364	15,517
Gross profit	780,918	533,231	349,251	194,180	89,636
Operating expenses:
Research and development (1)	382,145	457,364	157,538	141,350	96,678
Sales and marketing (1)	460,709	402,780	233,191	140,188	104,006
General and administrative (1)	221,148	261,365	112,730	56,493	37,455
Total operating expenses	1,064,002	1,121,509	503,459	338,031	238,139
Loss from operations	(283,084)	(588,278)	(154,208)	(143,851)	(148,503)
Interest expense	(38,105)	(858)	(434)	—	—
Interest income and other income, net	28,386	21,368	16,580	4,581	1,749
Loss before income taxes	(292,803)	(567,768)	(138,062)	(139,270)	(146,754)
Provision for (benefit from) income taxes	(315)	589	840	793	155
Net loss	(292,488)	(568,357)	(138,902)	(140,063)	(146,909)
Net income (loss) attributable to noncontrolling interest (2)	7,934	2,701	1,781	22	(45)
Net loss attributable to Slack	(300,422)	(571,058)	(140,683)	(140,085)	(146,864)
Less: Deemed dividends to preferred stockholders	—	—	—	40,883	—
Net loss attributable to Slack common stockholders	$(300,422)	$(571,058)	$(140,683)	$(180,968)	$(146,864)
Basic and diluted net loss per share:
Net loss per share attributable to Slack common stockholders, basic and diluted	$(0.53)	$(1.43)	$(1.16)	$(1.47)	$(1.28)
Weighted-average shares used in computing net loss per share attributable to Slack common stockholders, basic and diluted	567,152	399,461	121,732	122,865	114,887

__________________
(1)Includes stock-based compensation as follows:

	Year Ended January 31,
	2021	2020	2019	2018	2017
	(In thousands)
Cost of revenue	$10,748	$16,013	$732	$491	$630
Research and development	115,047	226,507	9,948	35,260	34,546
Sales and marketing	58,705	98,797	2,677	8,044	9,744
General and administrative	42,863	85,207	9,775	4,288	5,171
Total stock-based compensation	$227,363	$426,524	$23,132	$48,083	$50,091
In fiscal year 2020, we recorded cumulative stock-based compensation of $245.1 million for all outstanding RSUs as the performance vesting condition was satisfied upon the completion of our direct listing of our Class A common stock, or the Direct Listing. Stock-based compensation for fiscal years 2021, 2020, 2019, 2018, and 2017 included compensation expense of $0, $0, $14.8 million, $0, and $26.5 million, respectively, related to secondary sales of common stock by certain of our current and former employees and $0, $0, $0, $39.4 million, and $8.0 million, respectively, related to cash payments attributable to tender offers and repurchases for our outstanding common stock.
(2)Our consolidated financial statements include our majority-owned subsidiary, Slack Fund. The ownership interest of minority investors in Slack Fund is recorded as a noncontrolling interest.

	As of January 31,
	2021	2020	2019	2018
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$1,587,252	$768,592	$841,071	$548,761
Working capital	1,187,275	450,463	650,324	440,258
Total assets	2,433,700	1,441,706	1,198,956	697,780
Total deferred revenue	510,605	376,714	241,873	125,453
Convertible senior notes, net	651,398	—	—	—
Convertible preferred stock (1)	—	—	1,392,101	965,221
Total stockholders’ equity	857,441	723,899	841,606	519,288
__________________
(1)Prior to the completion of the Direct Listing in fiscal year 2020, all of the 373.4 million shares of convertible preferred stock converted into an equivalent number of shares of Class B common stock.

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
Slack provides an easy way for users to share and aggregate information from other software, take action on notifications, and advance workflows in a multitude of third-party applications, over 2,450 of which are listed in the Slack App Directory. Developers have collectively created more than 850,000 third-party applications or custom integrations that were used in a typical week during the year ended January 31, 2021. Further, Slack’s platform capabilities extend beyond integrations with third-party applications and allow for easy integrations with an organization’s internally-developed software.
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
We serve organizations of all sizes across various industries, ranging from software companies to consumer retail companies, financial services companies, and government entities. Slack is currently used in over 150 countries and available in ten languages (English (U.S.), English (U.K.), French, German, Italian, Japanese, Korean, Portuguese (Brazil), Spanish (Latin America), and Spanish (Spain)). In the years ended January 31, 2021, 2020 and 2019, 39%, 37%, and 36%, respectively, of our revenue was generated outside of the United States.
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
We have experienced rapid growth in recent periods. Our revenue was $902.6 million, $630.4 million, and $400.6 million for the years ended January 31, 2021, 2020, and 2019, respectively, representing annual growth of 43% and 57%, respectively. We generated net losses for the years ended January 31, 2021, 2020, and 2019 of $300.4 million, $571.1 million, and $140.7 million, respectively, which included $227.4 million, $426.5 million, and $23.1 million, respectively, of stock-based compensation. Our net losses excluding the impact from stock-based compensation have been decreasing as a percentage of revenue over time as revenue growth has outpaced the growth in operating expenses. We plan to continue to invest in adding organizations to Slack in order to increase our revenues, decrease our operating losses, and eventually reach profitability. However, there can be no guarantee as to when we will eventually reach profitability, if at all.
Proposed Transaction with Salesforce
On December 1, 2020, we entered into the Merger Agreement. The Merger Agreement provides for the merger of Merger Sub I with and into Slack, with Slack continuing as the surviving corporation and as a wholly owned subsidiary of Salesforce, or the First Merger, immediately followed by a second merger of the surviving corporation into either Merger Sub II or Salesforce, or the Second Merger, with either Merger Sub II or Salesforce continuing as the surviving company.
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
The Merger Agreement contains customary representations, warranties, and covenants. The consummation of the Mergers is conditioned on the receipt of the approval of our stockholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Consummation of the Mergers is not subject to a financing condition. In March 2021, our stockholders approved the proposal to adopt the Merger Agreement and approve the transactions contemplated thereby, including the Mergers. The Mergers are anticipated to close in the second quarter of our fiscal year 2022 (the quarter ending July 31, 2021), subject to receipt of required regulatory approvals, and other customary closing conditions. We cannot predict with certainty, however, whether and when all of the required closing conditions will be satisfied or if the Mergers will close.
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
As part of Salesforce after the completion of the Mergers, we expect our company will be positioned to scale and further our mission. Following the completion of the Mergers, Slack will become an operating unit of Salesforce and continue to be led by our Chief Executive Officer, Stewart Butterfield, driving forward a continued focus on our mission, customers, users, and community. See the section titled “Risk Factors—Risks Related to our Proposed Transaction with Salesforce” included under Part I, Item 1A of this Annual Report on Form 10-K for more information regarding the risks associated with the Mergers.
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

We have experienced volatility in customer demand and buying habits due to the COVID-19 pandemic, including an increase in net new Paid Customers, but also an increase in paid customer churn and a decrease in expansion within existing paid customers during the year ended January 31, 2021. We expect these paid customer churn and expansion trends to continue due to the ongoing effects of the COVID-19 pandemic. We define paid customer churn as paid customers reducing the number of users within their organizations or electing not to renew their paid subscriptions.
The COVID-19 pandemic and its adverse effects have been more prevalent in the locations where we, our customers, suppliers, and third-party business partners conduct business. This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, have decreased IT spending for many organizations, adversely affected demand for Slack including attrition rates, and inhibited the ability of our salespeople to travel to potential customers and of our customer success team to conduct in-person trainings and consulting work. Additionally, the COVID-19 pandemic has negatively impacted spending from certain new and existing customers, increased sales cycle times, negatively impacted collections of accounts receivable, caused certain of our paid customers to file for bankruptcy protection or go out of business, and harmed our business, results of operations, and financial condition. We expect these negative impacts will continue due to the ongoing effects of the COVID-19 pandemic. In addition, to prepare for potential surges in demand, we have incurred, and may continue to incur, additional costs and make additional investments in order to meet the demands of increased customer usage of Slack and additional product development efforts during this time may put additional pressure on our technical infrastructure. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain.
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
While we have developed and continue to develop plans to help mitigate the potential negative impact of the outbreak on our business, these efforts may not be effective and a protracted economic downturn will likely limit the effectiveness of our mitigation efforts. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all. We are continuing to understand the long-term net effect and anticipated future magnitude of the above factors on our results for future periods and such forecasts are inherently uncertain. See Part I, Item 1A, “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business, financial condition, and results of operations.

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

	As of January 31,
	2021	2020	2019
Paid Customers	156,000	110,000	88,000
Paid Customers >$100,000	1,183	893	575
Net Dollar Retention Rate	123%	132%	143%
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
Paid Customers >$100,000
We focus on growing the number of Paid Customers >$100,000 as a measure of our ability to scale with organizations on Slack and attract larger organizations to Slack. We believe that our ability to increase the number of Paid Customers >$100,000 is a key indicator for important components of the growth of our business, including our success in expanding the number of users within a Paid Customer, providing the functionality required by large organizations and developing our direct sales force. In fiscal years 2021, 2020, and 2019, approximately 49%, 46%, and 40%, respectively, of our revenue was generated from our Paid Customers >$100,000.
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
We calculate Net Dollar Retention Rate as of a period end by starting with the MRR from all Paid Customers as of twelve months prior to such period end, or Prior Period MRR. We then calculate the MRR from these same Paid Customers as of the current period end, or Current Period MRR. Current Period MRR includes expansion within Paid Customers and is net of contraction or attrition over the trailing twelve months, but excludes revenue from new Paid Customers in the current period, including those organizations that were only on Free subscription plans in the prior period and converted to paid subscription plans during the current period. We then divide the total Current Period MRR by the total Prior Period MRR to arrive at our Net Dollar Retention Rate. Our Net Dollar Retention Rate has declined from 143% as of January 31, 2019 to 132% as of January 31, 2020 to 123% as of January 31, 2021 as our base of revenue has grown the past few years and our penetration within existing, long-term Paid Customers has increased. Our Net Dollar Retention Rate will fluctuate in future periods due to a number of factors, including the growing level of our revenue base, the level of penetration within our Paid Customer base, expansion of products and features, and our ability to retain our Paid Customers.
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

	Year Ended January 31,
	2021	2020	2019
	(In thousands)
Calculated Billings	$1,036,501	$765,263	$516,972
Free Cash Flow	$62,207	$(62,015)	$(97,239)
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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to Calculated Billings, for each of the periods presented:

	Year Ended January 31,
	2021	2020	2019
	(In thousands)
Revenue	$902,610	$630,422	$400,552
Add: Total deferred revenue, end of year	510,605	376,714	241,873
Less: Total deferred revenue, beginning of year	(376,714)	(241,873)	(125,453)
Calculated Billings	$1,036,501	$765,263	$516,972
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
The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Free Cash Flow for each of the periods presented:

	Year Ended January 31,
	2021	2020	2019
	(In thousands)
Net cash provided by (used in) operating activities	$72,439	$(12,389)	$(41,059)
Purchases of property and equipment	(10,232)	(49,626)	(56,180)
Free Cash Flow	$62,207	$(62,015)	$(97,239)
Net cash provided by (used in) investing activities	$(263,098)	330,128	$(333,421)
Net cash provided by financing activities	$773,017	$18,490	$437,677

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

Overhead Allocation and Employee Compensation Costs
We allocate shared costs, such as facilities (including rent, utilities, and depreciation on equipment shared by all departments) and information technology (IT) costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category. Employee compensation costs, or personnel costs, include salaries, bonuses, benefits, and stock-based compensation for cost of revenue and each operating expense category and also include sales commissions for sales and marketing.
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

Interest Expense
In April 2020, we completed the private offering of the Notes, issuing $862.5 million aggregate principal amount of 0.50% convertible senior notes due April 15, 2025. After our issuance of the Notes, interest expense consists primarily of contractual interest expense and amortization of the discount and debt issuance costs on the Notes.
Interest Income and Other Income, Net
Interest income and other income, net consists primarily of interest income earned on our cash, cash equivalents, and marketable securities, the change in fair value of our strategic investments, and gains or losses on foreign currency exchange.
Provision for (benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of U.S. federal, state income taxes, and income taxes in certain foreign jurisdictions in which we conduct business. Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented other than provisions for foreign income tax. As of January 31, 2021, we had net operating loss carryforwards for both federal and state income tax purposes of $2.0 billion and $1.5 billion, respectively. We also had federal research and development tax credit carryforwards of $110.4 million and state research and development tax credit carryforwards of $81.5 million.
Since the realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain, we have recorded a valuation allowance of $776.0 million as of January 31, 2021, against our net deferred tax asset balance of $779.9 million. If not utilized, a portion of the federal and state net operating loss and tax credit carryforwards will begin to expire in 2029. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation that is applicable if we experience an “ownership change” through a change in significant stockholder allocation or equity structure.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended January 31,
	2021	2020	2019
	(In thousands)
Revenue	$902,610	$630,422	$400,552
Cost of revenue(1)	121,692	97,191	51,301
Gross profit	780,918	533,231	349,251
Operating expenses:
Research and development(1)	382,145	457,364	157,538
Sales and marketing(1)	460,709	402,780	233,191
General and administrative(1)	221,148	261,365	112,730
Total operating expenses	1,064,002	1,121,509	503,459
Loss from operations	(283,084)	(588,278)	(154,208)
Interest expense	(38,105)	(858)	(434)
Interest income and other income, net	28,386	21,368	16,580
Loss before income taxes	(292,803)	(567,768)	(138,062)
Provision for (benefit from) income taxes	(315)	589	840
Net loss	(292,488)	(568,357)	(138,902)
Net income attributes to noncontrolling interest(2)	7,934	2,701	1,781
Net loss attributable to Slack	$(300,422)	$(571,058)	$(140,683)
__________________
(1)Includes stock-based compensation as follows:

	Year Ended January 31,
	2021	2020	2019
	(In thousands)
Cost of revenue	$10,748	$16,013	$732
Research and development	115,047	226,507	9,948
Sales and marketing	58,705	98,797	2,677
General and administrative	42,863	85,207	9,775
Total stock-based compensation	$227,363	$426,524	$23,132

(2)Our consolidated financial statements include our majority-owned subsidiary, Slack Fund. The ownership interest of minority investors in Slack Fund is recorded as a noncontrolling interest.

	Year Ended January 31,
	2021	2020	2019
	(as a % of revenue)
Revenue	100%	100%	100%
Cost of revenue	13	15	13
Gross profit	87	85	87
Operating expenses:
Research and development	42	73	39
Sales and marketing	51	64	57
General and administrative	25	41	28
Total operating expenses	118	178	125
Loss from operations	(31)	(93)	(38)
Interest expense	(4)	—	—
Interest income and other income, net	3	3	4
Loss before income taxes	(32)	(90)	(34)
Provision for (benefit from) income taxes	—	—	1
Net loss	(32)	(90)	(35)
Net income attributable to noncontrolling interest	1	—	—
Net loss attributable to Slack	(33)%	(90)%	(35)%

Comparison of the Years Ended January 31, 2021 and 2020
Revenue and Cost of Revenue

	Year Ended January 31,
	2021	2020	$ Change	% change
	(In thousands)
Revenue	$902,610	$630,422	$272,188	43%
Cost of revenue	121,692	97,191	24,501	25
Gross profit	$780,918	$533,231	$247,687	46
Revenue increased $272.2 million, or 43%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increase in revenue was primarily due to expansion within our existing Paid Customers, as reflected by our Net Dollar Retention Rate of 123% as of January 31, 2021, and the addition of new Paid Customers, as our number of Paid Customers increased by 42% in the year ended January 31, 2021 compared to the prior year. In addition, revenue generated from Paid Customers > $100,000 in the year ended January 31, 2021 increased to 49% compared to 46% in the year ended January 31, 2020.
Cost of revenue increased $24.5 million, or 25%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increase was primarily driven by an $18.0 million increase in third-party hosting costs as the number of organizations on, and usage of, Slack in general increased, a $9.9 million increase in personnel costs related to increased headcount, and a $3.0 million increase in credit card payment processing fees as the volume of sales transactions increased. These increases were partially offset by a $6.1 million decrease in stock-based compensation and related employer payroll taxes, as compared to the year ended January 31, 2020, when stock-based compensation and related employer payroll taxes were higher due primarily to the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019.

Operating Expenses

	Year Ended January 31,
	2021	2020	$ Change	% change
	(In thousands)
Operating expenses:
Research and development	$382,145	$457,364	$(75,219)	(16)%
Sales and marketing	460,709	402,780	57,929	14
General and administrative	221,148	261,365	(40,217)	(15)
Total operating expenses	$1,064,002	$1,121,509	$(57,507)	(5)
Research and Development
Research and development expenses decreased $75.2 million, or 16%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The decrease was primarily due to a $117.8 million decrease in stock-based compensation and related employer payroll taxes, as compared to the year ended January 31, 2020, when stock-based compensation and related employer payroll taxes were higher due primarily to the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019, a $3.4 million decrease in travel costs due to COVID-19 travel restrictions, and a $3.1 million decrease in corporate expenses mainly related to local business taxes. This decrease was partially offset by a $47.5 million increase in personnel costs related to increased headcount.
Sales and Marketing
Sales and marketing expenses increased $57.9 million, or 14%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increase was primarily due to a $66.3 million increase in personnel costs, which include customer experience and infrastructure employee costs for users of our free version, a $21.3 million increase in marketing expenses due to more spending on brand and advertising, a $14.5 million increase in third-party hosting costs for users on a Free subscription plan of Slack, primarily due to continuing growth in our user base, and a $4.7 million increase in facility- and IT-related overhead costs to support our headcount growth. This increase was partially offset by a $40.9 million decrease in stock-based compensation and related employer payroll taxes, as compared to the year ended January 31, 2020 when stock-based compensation and related employer payroll taxes were higher due primarily to the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019, and an $8.5 million decrease in travel costs due to COVID-19 travel restrictions.
General and Administrative
General and administrative expenses decreased $40.2 million, or 15%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The decrease was primarily due to a $44.4 million decrease in stock-based compensation and related employer payroll taxes, as compared to the year ended January 31, 2020 when stock-based compensation and related employer payroll taxes were higher due primarily to the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019, a $30.4 million decrease in fees related to financial advisory services, audit, and legal expenses, which we incurred in connection with the Direct Listing, and a $5.5 million decrease in travel costs due to COVID-19 travel restrictions. This decrease was partially offset by a $24.7 million increase in legal fees and acquisition-related costs that include transaction expenses associated with the proposed merger with Salesforce of $8.7 million, and a $16.6 million increase in personnel costs related to increases in our administrative, finance and accounting, legal, IT, and human resources headcount.
Interest Expense
Interest expense increased by $37.2 million for the year ended January 31, 2021 compared to the year ended January 31, 2020 due to contractual interest expense and amortization of the discount and issuance costs on the Notes issued in April 2020.

Interest Income and Other Income, Net
Interest income and other income, net was $28.4 million for the year ended January 31, 2021, an increase of $7.0 million from the year ended January 31, 2020. The increase in interest income and other income, net was primarily driven by a net increase in realized and unrealized gains from our strategic investments of $14.7 million, and an increase of net foreign exchange gains of $3.7 million, partially offset by a decrease of interest income of $10.4 million due primarily to a decrease in interest rates.
Provision for (benefit from) Income Taxes
The benefit from income taxes was $0.3 million for the year ended January 31, 2021, compared to the provision for income taxes of $0.6 million for the year ended January 31, 2020, primarily related to the tax benefit resulting from stock-based compensation in our foreign jurisdictions.
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
Research and Development
Research and development expenses increased $299.8 million, or 190%, for the year ended January 31, 2020 compared to the year ended January 31, 2019. The increase was primarily due to a $231.1 million increase in stock-

based compensation and related employer payroll taxes, driven by the satisfaction of the performance vesting condition on outstanding RSUs in connection with the Direct Listing in June 2019. The increase was also driven by a $50.0 million increase in personnel costs related to increased headcount, and a $10.7 million increase in facility- and IT-related overhead costs to support our headcount growth and the continued development and scalability of Slack.
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
Interest Expense
Interest expense increased by $0.4 million for the year ended January 31, 2020 compared to the year ended January 31, 2019 due primarily to the fees related to the revolving credit facility.
Interest Income and Other Income, Net
Interest income and other income, net $21.4 million for the year ended January 31, 2020, an increase of $4.8 million from the year ended January 31, 2019. The increase in interest income and other income, net was primarily due to an increase in interest income of $3.2 million due to overall increase in cash, cash equivalents, and marketable securities and a net increase in realized and unrealized gains from our strategic investments of $1.9 million, partially offset by a decrease of net foreign exchange gains of $1.3 million.
Provision for Income Taxes
The provision for income taxes was $0.6 million for the year ended January 31, 2020, a decrease of $0.3 million from the year ended January 31, 2019, primarily related to the tax benefit resulting from stock-based compensation in our foreign jurisdictions.
Quarterly Results of Operations
The following tables set forth our unaudited quarterly statements of operations data for each of the eight quarters ended January 31, 2021, as well as the percentage of revenue that each line item represents for each quarter. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results of operations are not necessarily indicative of our future results of operations that may be expected for any future period.

	Three Months Ended
	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019
	(In thousands)
Revenue	$250,598	$234,498	$215,864	$201,650	$181,903	$168,725	$144,973	$134,821
Cost of revenue(1)	35,175	32,528	28,387	25,602	24,371	23,140	31,106	18,574
Gross profit	215,423	201,970	187,477	176,048	157,532	145,585	113,867	116,247
Operating expenses:
Research and development(1)	100,695	96,024	94,201	91,225	93,639	94,853	217,769	51,103
Sales and marketing(1)	121,922	119,345	109,122	110,320	103,340	96,210	136,392	66,838
General and administrative(1)	65,438	52,268	52,788	50,654	51,741	49,524	123,356	36,744
Total operating expenses	288,055	267,637	256,111	252,199	248,720	240,587	477,517	154,685
Loss from operations	(72,632)	(65,667)	(68,634)	(76,151)	(91,188)	(95,002)	(363,650)	(38,438)
Interest expense	(11,969)	(11,742)	(11,552)	(2,842)	(279)	(258)	(208)	(113)
Interest income and other income, net	4,082	12,644	6,952	4,708	3,466	7,393	3,319	7,190
Loss before income taxes	(80,519)	(64,765)	(73,234)	(74,285)	(88,001)	(87,867)	(360,539)	(31,361)
Provision for (benefit from) income taxes	786	(1,162)	(81)	142	1,093	(101)	(923)	520
Net loss	(81,305)	(63,603)	(73,153)	(74,427)	(89,094)	(87,766)	(359,616)	(31,881)
Net income (loss) attributable to noncontrolling interest(2)	656	4,799	1,695	784	(91)	1,395	(54)	1,451
Net loss attributable to Slack	$(81,961)	$(68,402)	$(74,848)	$(75,211)	$(89,003)	$(89,161)	$(359,562)	$(33,332)
__________________
(1)Includes stock-based compensation as follows:

	Three Months Ended
	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019
	(In thousands)
Cost of revenue	$2,642	$2,645	$2,544	$2,354	$2,342	$2,673	$10,952	$46
Research and development	29,342	29,129	29,157	27,419	33,390	40,077	151,405	1,635
Sales and marketing	14,572	15,703	14,917	14,075	16,005	17,638	64,772	382
General and administrative	11,207	11,123	10,670	9,863	11,500	13,473	58,658	1,576
Total stock-based compensation	$57,763	$58,600	$57,288	$53,711	$63,237	$73,861	$285,787	$3,639
In the second quarter of fiscal year 2020, we recorded cumulative stock-based compensation of $245.1 million related to all then-outstanding RSUs as the performance vesting condition was satisfied upon the completion of the Direct Listing.
(2)Our consolidated financial statements include our majority-owned subsidiary, Slack Fund. The ownership interest of minority investors in Slack Fund is recorded as a noncontrolling interest.

	Three Months Ended
	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019
	(as a % of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	14	14	13	13	13	14	21	14
Gross profit	86	86	87	87	87	86	79	86
Operating expenses:
Research and development	41	41	44	45	52	56	151	38
Sales and marketing	49	51	51	55	57	57	94	50
General and administrative	26	22	24	25	28	29	85	27
Total operating expenses	116	114	119	125	137	142	330	115
Loss from operations	(30)	(28)	(32)	(38)	(50)	(56)	(251)	(29)
Interest expense	(5)	(5)	(5)	(1)	—	—	—	—
Interest income and other income, net	2	5	3	2	2	4	2	6
Loss before income taxes	(33)	(28)	(34)	(37)	(48)	(52)	(249)	(23)
Provision for (benefit from) income taxes	—	(1)	—	—	1	—	(1)	1
Net loss	(33)	(27)	(34)	(37)	(49)	(52)	(248)	(24)
Net income (loss) attributable to noncontrolling interest	—	2	1	—	—	1	—	1
Net loss attributable to Slack	(33)%	(29)%	(35)%	(37)%	(49)%	(53)%	(248)%	(25)%
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
Liquidity and Capital Resources
As of January 31, 2021, our principal sources of liquidity were cash and cash equivalents of $1.1 billion and marketable securities of $505.9 million. Cash and cash equivalents are comprised of bank deposits, money market funds, certificates of deposit, and U.S. government securities. Restricted cash consists of cash deposited with financial institutions as collateral for our obligations under the facility leases in San Francisco, California and Denver, Colorado. As of January 31, 2021, our restricted cash totaled $38.5 million. Marketable securities are comprised of certificates of deposit, U.S. agency securities, U.S. government securities, and corporate bonds. As of January 31, 2021, 95% of all cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our convertible preferred stock, the Notes, common stock, and cash generated from the sale of our subscriptions.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1.5 billion as of January 31, 2021. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business.
In May 2019, we entered into a $215.0 million revolving credit and guaranty agreement with a syndicate of financial institutions. The revolving credit facility has an accordion option, which, if exercised, would allow us to increase the aggregate commitments by up to the greater of $200.0 million and 100% of the consolidated adjusted EBITDA of us and our subsidiaries, plus an unlimited amount subject to satisfaction of certain leverage ratio based compliance tests after giving effect to the exercise, in each case subject to obtaining additional lender commitments and satisfying certain conditions. Pursuant to the terms of the revolving credit facility, we may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing under such facility. The revolving credit facility terminates on May 30, 2024. As of January 31, 2021, we had no amounts or letters of credit issued and outstanding under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $215.0 million as of January 31, 2021.
In April 2020, we completed our private offering of the Notes and received aggregate proceeds of $862.5 million, before deducting issuance costs of $21.2 million. In connection with the Notes, we also entered into the Capped Calls with respect to our Class A common stock. We used an aggregate amount of $105.6 million of the net proceeds from the sale of the Notes to purchase the Capped Calls.
We believe that current cash, cash equivalents, marketable securities, and available borrowing capacity under the revolving credit facility will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our subscription growth rate, our Net Dollar Retention Rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and features, particularly for large organizations and for networks between organizations and the continuing market adoption of Slack. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors—Risks Related to Our Business and Industry—Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies and customer acquisition efforts in the future could reduce our ability to compete successfully and harm our results of operations.”
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2021	2020	2019
	(In thousands)
Net cash provided by (used in) operating activities	$72,439	$(12,389)	$(41,059)
Net cash provided by (used in) investing activities	(263,098)	330,128	(333,421)
Net cash provided by financing activities	773,017	18,490	437,677
Net increase in cash, cash equivalents and restricted cash	$582,358	$336,229	$63,197
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
During the year ended January 31, 2021, operating activities provided $72.4 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $292.5 million, impacted by $323.1 million of non-cash charges and $41.8 million of cash provided from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $227.4 million in stock-based compensation, $37.6 million of non-cash lease expenses, $33.7 million of amortization of debt discount and issuance costs, $28.8 million of depreciation and amortization, and $15.8 million of amortization of deferred contract acquisition costs, partially offset by a $20.3 million gain as a result of the change in fair value of our strategic investments, and a $2.2 million gain from net amortization of bond discounts on debt securities available for sale. The cash provided from changes in our operating assets and liabilities was primarily due to a $132.9 million increase in deferred revenue due to additional billings with new and existing paid customers, a $43.7 million increase in accrued compensation and benefits, and a $3.2 million increase other liabilities. These amounts were partially offset by a $92.4 million increase in accounts receivable reflecting increased billings, $25.6 million of operating lease payments, a $16.6 million increase in prepaid expenses and other assets mainly due to an increase in deferred contract acquisition costs, and a $3.4 million decrease in accounts payable.
During the year ended January 31, 2020, operating activities used $12.4 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $568.4 million, impacted by $462.8 million of non-cash charges and $93.2 million of cash provided from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $426.5 million in stock-based compensation, $27.1 million of depreciation and amortization, $9.0 million of non-cash lease expenses, and $8.2 million of amortization of deferred contract acquisition costs, partially offset by a $5.6 million gain as a result of the change in fair value of our strategic investments, and a $2.2 million gain from net amortization of bond discounts on debt securities available for sale. The cash provided from changes in our operating assets and liabilities was primarily due to a $134.8 million increase in deferred revenue due to additional billings with new and existing paid customers and a $46.6 million increase in accounts payable, accrued expenses including compensation and benefits, and accrued expenses and other liabilities as a result of our increased spending and headcount associated with the growth of our business. These amounts were partially offset by a $58.2 million increase in accounts receivable reflecting increased billings, a $20.6 million increase in prepaid expenses and other assets mainly due to an increase in deferred contract acquisition costs, and $9.5 million of operating lease payments
During the year ended January 31, 2019, operating activities used $41.1 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $138.9 million, impacted by $39.2 million non-cash charges and $58.7 million of cash provided from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $23.1 million in stock-based compensation, $16.8 million of depreciation and amortization, $3.2 million of amortization of deferred contract acquisition costs, and a $2.3 million loss on disposal of property and equipment, partially offset by a $3.7 million gain as a result of the change in fair value of our strategic investments and a $3.1 million gain from net amortization of bond discount on debt securities available for sale. The cash provided from changes in our operating assets and liabilities was primarily due to a $116.4 million increase in deferred revenue due to increased billings, and a $45.6 million increase in accounts payable, accrued expenses including compensation and benefits, and other liabilities as a result of our increased spending and headcount associated with the growth of our business. These amounts were partially offset by a $53.1 million increase in prepaid expenses and other assets mainly due to a $22.8 million increase in prepaid hosting services and a $12.7 million increase in deferred contract acquisition costs, and a $50.3 million increase in accounts receivable, reflecting increased billings.
Cash Provided by (Used in) Investing Activities
Net cash used in investing activities during the year ended January 31, 2021 was $263.1 million, which was primarily driven by purchases of marketable securities of $561.2 million, strategic investments of $20.0 million, property and equipment of $10.2 million, an acquisition of intangible assets of $2.4 million, partially offset by maturities and sales of marketable securities of $322.9 million and net cash acquired from a business combination of $6.6 million.
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
Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended January 31, 2021 was $773.0 million, primarily driven by proceeds from the issuance of the Notes of $841.3 million, net of issuance costs, proceeds from employee purchases of common stock under the employee stock purchase plan of $29.8 million, and the exercise of stock options of $13.1 million, partially offset by a payment for Capped Calls related to the Notes of $105.6 million and payments of contingent consideration for acquisitions of $5.3 million.
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
Contractual Obligations and Commitments
Our principal contractual commitments primarily consist of the convertible senior notes and obligations under leases for office space and datacenter operations.

The following table summarizes our consolidated principal contractual cash obligations, as of January 31, 2021, and is supplemented by the discussion following the table:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Convertible senior notes(1)	$881,727	$4,313	$8,625	$868,789	$—
Operating lease obligations(2)	458,808	34,943	102,944	107,212	213,709
Hosting commitments(3)	329,987	63,737	172,500	93,750	—
Other commitments(4)	26,340	10,501	4,805	3,878	7,156
Total	$1,696,862	$113,494	$288,874	$1,073,629	$220,865
__________________
(1)Consists of principal and interest payments. The $862.5 million in principal is due April 2025. For more information regarding the Notes, refer to Note 10 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
(2)Consists of future non-cancelable minimum lease payments under operating leases for our offices.
(3)In April 2020, we executed an amendment to our existing agreement with Amazon Web Services. The amended agreement was effective as of May 1, 2020 and continues through April 30, 2025. We have minimum annual commitments of $75.0 million which will increase by $5.0 million annually, for a total minimum commitment of $425.0 million.
(4)Consists of future minimum payments under non-cancelable purchase commitments primarily related to IT operations, sales activities and acquisition related obligations.
In addition to the contractual obligations set forth above, as of January 31, 2021, we had $38.5 million in standby letters of credit outstanding related to our office facilities in San Francisco, California and Denver, Colorado.
Off-Balance Sheet Arrangements
As of January 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Revenue Recognition
We recognize revenue from contracts with organizations on a paid subscription plan using the five-step method described in Note 1 in our consolidated financial statements. We derive substantially all revenue from monthly, annual, and multi-year subscription fees earned from organizations on a paid subscription plan accessing Slack.
In our contracts, we typically have one performance obligation of providing access to Slack. On occasion, we also provide professional services to organizations on Slack, which are separate performance obligations. Professional services revenue has not been material to date.
In general, we satisfy our performance obligations over time as we provide the promised services to organizations on a paid subscription plan. We maintain a fair billing policy, under which certain organizations on a paid subscription plan are entitled to credit if they have not used the entirety of the contracted number of users for which they have paid during the contractual term of the arrangement. These credits, accounted for as a part of deferred revenue, may be carried over to offset future billings and are not refundable for cash. A majority of our contracts give a right to bill for additional usage, and this is deemed variable consideration. The variable consideration is allocated to the distinct day the services are completed, as services provided to the additional users are specific to the period that the usage occurs. To the extent that we believe it is probable that a significant reversal would not occur, an estimate is made for the revenue associated with incremental usage during a period. The incremental revenue recognized associated with these estimates has not been material through fiscal year 2021.
Convertible Senior Notes
The Notes are accounted for in accordance with the FASB, issued Accounting Standards Codification, or ASC, Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option using a market-based approach. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective terms of the Notes using an effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.
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
Stock-Based Compensation
We measure compensation expense for all stock-based payment awards, including stock options, RSUs, restricted stock awards, or RSAs, restricted stock, and purchase rights issued under the ESPP granted to employees, directors, and other service providers, based on the estimated fair value of the awards on the date of grant. The fair value of each stock option and purchase rights issued under the ESPP granted is estimated using the Black-Scholes option pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period, except for the RSUs granted under our 2009 Stock Plan, or the 2009 Plan.
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
Under the 2019 Stock Option and Incentive Plan, or the 2019 Plan, we grant RSUs to employees, directors and service providers with a service-based vesting condition. The service-based vesting period for these awards is typically four years with a cliff vesting period of one year and continued vesting quarterly thereafter.

Recent Accounting Pronouncements
See the section titled “Description of Business and Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $1,081.4 million and marketable securities of $505.9 million as of January 31, 2021, which consisted of bank deposits, money market accounts, certificates of deposit, U.S. agency securities, U.S. government securities, and corporate bonds. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
In April 2020, we issued the Notes with an aggregate principal amount of $862.5 million. The Notes have a fixed annual interest rate of 0.50%; accordingly, we do not have economic interest rate exposure on the Notes. However, the fair market value of the Notes is exposed to interest rate risk. Generally, the fair market value of the fixed interest rate of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Notes fluctuates when the market price of our Class A common stock fluctuates. The fair market value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. See Note 4 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
Currency Exchange Risk
The functional currency of our foreign subsidiaries is generally the U.S. dollar. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in interest income and other income, net in our consolidated statements of operations.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Slack Technologies, Inc. and subsidiaries (the Company) as of January 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of November 1, 2019 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 842, Leases.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over subscription revenue
As discussed in Note 1 to the consolidated financial statements, the Company recorded $902.6 million of total revenue for the year ended January 31, 2021, of which substantially all is related to subscriptions. There are high volumes of subscription transactions processed across multiple information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence over subscription revenue as a critical audit matter. This matter required especially subjective auditor judgment because of the number of IT applications involved in the subscription revenue recognition process. This included determining the nature and extent of audit evidence obtained over subscription revenue, and the need to involve IT professionals with specialized skills and knowledge to assist with the performance of certain audit procedures.
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s subscription revenue process including associated IT controls. We applied auditor judgment to determine the nature and extent of procedures to be performed over subscription revenue, including the determination of the IT applications subject to testing. We assessed the recorded subscription revenue by selecting transactions and comparing the amounts recognized for consistency with the underlying documentation, including customer contracts. We also involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications that are used by the Company in its subscription revenue process. We evaluated the sufficiency of audit evidence obtained over subscription revenue by assessing the results of procedures performed, including the appropriateness of such audit evidence.
/s/ KPMG LLP

We have served as the Company’s auditor since 2015.
San Francisco, California
March 19, 2021

SLACK TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of January 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,081,357	$498,999
Marketable securities	505,895	269,593
Accounts receivable, net	237,439	145,844
Prepaid expenses and other current assets	59,702	55,967
Total current assets	1,884,393	970,403
Restricted cash	38,490	38,490
Strategic investments	68,161	28,814
Property and equipment, net	87,908	102,340
Operating lease right-of-use assets	219,195	197,830
Intangible assets, net	17,885	13,530
Goodwill	76,204	48,598
Other assets	41,464	41,701
Total assets	$2,433,700	$1,441,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,145	$16,893
Accrued compensation and benefits	108,868	65,196
Accrued expenses and other current liabilities	29,864	32,123
Operating lease liability	34,930	30,465
Deferred revenue	510,311	375,263
Total current liabilities	697,118	519,940
Convertible senior notes, net	651,398	—
Operating lease liability, noncurrent	225,266	196,378
Deferred revenue, noncurrent	294	1,451
Other liabilities	2,183	38
Total liabilities	1,576,259	717,807
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value: Class A common stock - 5,000,000 shares authorized; 501,494 and 360,557 shares issued and outstanding as of January 31, 2021 and 2020, respectively; Class B common stock - 700,000 shares authorized; 79,091 and 194,803 shares issued and outstanding as of January 31, 2021 and 2020, respectively	58	56
Additional paid-in-capital	2,371,676	1,945,446
Accumulated other comprehensive income (loss)	102	(71)
Accumulated deficit	(1,537,043)	(1,236,621)
Total Slack Technologies, Inc. stockholders’ equity	834,793	708,810
Noncontrolling interest	22,648	15,089
Total stockholders’ equity	857,441	723,899
Total liabilities and stockholders’ equity	$2,433,700	$1,441,706
See accompanying notes to consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended January 31,
	2021	2020	2019
Revenue	$902,610	$630,422	$400,552
Cost of revenue	121,692	97,191	51,301
Gross profit	780,918	533,231	349,251
Operating expenses:
Research and development	382,145	457,364	157,538
Sales and marketing	460,709	402,780	233,191
General and administrative	221,148	261,365	112,730
Total operating expenses	1,064,002	1,121,509	503,459
Loss from operations	(283,084)	(588,278)	(154,208)
Interest expense	(38,105)	(858)	(434)
Interest income and other income, net	28,386	21,368	16,580
Loss before income taxes	(292,803)	(567,768)	(138,062)
Provision for (benefit from) income taxes	(315)	589	840
Net loss	(292,488)	(568,357)	(138,902)
Net income attributable to noncontrolling interest	7,934	2,701	1,781
Net loss attributable to Slack	$(300,422)	$(571,058)	$(140,683)
Basic and diluted net loss per share:
Net loss per share attributable to Slack common stockholders, basic and diluted	$(0.53)	$(1.43)	$(1.16)
Weighted-average shares used in computing net loss per share attributable to Slack common stockholders, basic and diluted	567,152	399,461	121,732
See accompanying notes to consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended January 31,
	2021	2020	2019
Net loss	$(292,488)	$(568,357)	$(138,902)
Other comprehensive income, net of tax:
Change in unrealized gain or loss on marketable securities	173	427	591
Other comprehensive income, net of tax	173	427	591
Comprehensive loss	(292,315)	(567,930)	(138,311)
Comprehensive income attributable to noncontrolling interest	7,934	2,701	1,781
Comprehensive loss attributable to Slack	$(300,249)	$(570,631)	$(140,092)
See accompanying notes to consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2018	337,483	$965,221	119,735	$12	$71,885	$(1,089)	$(524,880)	$8,139	$519,288
Exercise of stock options	—	—	4,888	1	4,166	—	—	—	4,167
Vesting of early exercised stock options	—	—	—	—	366	—	—	—	366
Issuance of Series H preferred stock, net of issuance cost	33,470	398,082	—	—	—	—	—	—	398,082
Issuance of Series H-1 preferred stock	2,419	28,798	—	—	—	—	—	—	28,798
Issuance of restricted stock awards (RSAs), net of cancellation	—	—	2,178	—	—	—	—	—	—
Issuance of Class A common stock to a third party	—	—	900	—	6,084	—	—	—	6,084
Repurchase of early exercised stock options	—	—	(128)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	591	—	—	591
Stock-based compensation	—	—	—	—	23,132	—	—	—	23,132
Net income (loss)	—	—	—	—	—	—	(140,683)	1,781	(138,902)
Balance at January 31, 2019	373,372	1,392,101	127,573	13	105,633	(498)	(665,563)	9,920	841,606
Exercise of stock options	—	—	13,268	1	13,619	—	—	—	13,620
Vesting of early exercised stock options	—	—	—	—	260	—	—	—	260
Issuance of restricted stock awards (RSAs), net of cancellation	—	—	495	—	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(2)	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with direct listing	(373,372)	(1,392,101)	373,372	38	1,392,063	—	—	—	—
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	40,318	4	(4)	—	—	—	—
Issuance of common stock for employee share purchase plan	—	—	336	—	7,351	—	—	—	7,351
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	—	3,840	3,840
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(1,372)	(1,372)
Other comprehensive income	—	—	—	—	—	427	—	—	427
Stock-based compensation	—	—	—	—	426,524	—	—	—	426,524
Net income (loss)	—	—	—	—	—	—	(571,058)	2,701	(568,357)
Balance at January 31, 2020	—	—	555,360	56	1,945,446	(71)	(1,236,621)	15,089	723,899
Exercise of stock options	—	—	3,602	—	7,746	—	—	—	7,746
Vesting of early exercised stock options	—	—	—	—	3,823	—	—	—	3,823
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	18,517	2	(2)	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	223,622	—	—	—	223,622
Purchases of capped calls related to convertible senior notes	—	—	—	—	(105,570)	—	—	—	(105,570)
Shares issued related to a business combination	—	—	1,660	—	39,495	—	—	—	39,495
Issuance of common stock for employee share purchase plan	—	—	1,446	—	29,753	—	—	—	29,753
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(375)	(375)
Other comprehensive income	—	—	—	—	—	173	—	—	173
Stock-based compensation	—	—	—	—	227,363	—	—	—	227,363
Net income (loss)	—	—	—	—	—	—	(300,422)	7,934	(292,488)
Balance at January 31, 2021	—	$—	580,585	$58	2,371,676	$102	$(1,537,043)	$22,648	$857,441
See accompanying notes to consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended January 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(292,488)	$(568,357)	$(138,902)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,818	27,127	16,816
Loss on disposal of property and equipment	—	39	2,281
Stock-based compensation	227,363	426,524	23,132
Amortization of debt discount and issuance costs	33,690	—	—
Non-cash operating lease expense	37,615	8,963	—
Amortization of deferred contract acquisition costs	15,767	8,153	3,154
Net amortization of bond premium (discount) debt securities available for sale	2,173	(2,180)	(3,057)
Change in fair value of strategic investments	(20,278)	(5,599)	(3,701)
Other non-cash adjustments	(2,052)	(249)	546
Changes in operating assets and liabilities:
Accounts receivable	(92,361)	(58,202)	(50,305)
Prepaid expenses and other assets	(16,601)	(20,594)	(53,072)
Accounts payable	(3,411)	6,726	2,846
Operating lease liabilities	(25,603)	(9,495)	—
Accrued compensation and benefits	43,669	19,045	22,504
Deferred revenue	132,901	134,841	116,420
Other current and long-term liabilities	3,237	20,869	20,279
Net cash provided by (used in) operating activities	72,439	(12,389)	(41,059)
Cash flows from investing activities:
Purchases of marketable securities	(561,161)	(290,188)	(967,055)
Maturities of marketable securities	316,979	517,583	727,616
Sales of marketable securities	5,900	166,074	11,271
Acquisitions of businesses, net of cash acquired	6,571	—	(45,313)
Acquisitions of intangible assets	(2,375)	(2,500)	(2,382)
Purchases of property and equipment	(10,232)	(49,626)	(56,180)
Sales of property and equipment	—	—	762
Capitalized software development costs	—	—	(840)
Purchases of strategic investments	(20,045)	(14,132)	(2,276)
Proceeds from liquidation of strategic investments	1,265	2,917	976
Net cash provided by (used in) investing activities	(263,098)	330,128	(333,421)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	841,329	—	—
Purchases of capped calls related to convertible senior notes	(105,570)	—	—
Proceeds from exercise of stock options	13,130	14,227	4,783
Payments of contingent consideration for acquisitions	(5,250)	(5,000)	—
Issuance of common stock for employee stock purchase plan	29,753	7,351	—
Net proceeds from issuance of convertible preferred stock	—	—	426,880
Capital contributions from noncontrolling interest holders	—	3,840	—
Distributions to noncontrolling interest holders	(375)	(1,372)	—
Issuance of common stock to third party	—	—	6,084
Other financing activities	—	(556)	(70)
Net cash provided by financing activities	773,017	18,490	437,677
Net increase in cash, cash equivalents and restricted cash	582,358	336,229	63,197
Cash, cash equivalents and restricted cash at beginning of year	537,489	201,260	138,063
Cash, cash equivalents and restricted cash at end of year	$1,119,847	$537,489	$201,260

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,028	$2,296	$876
Cash paid for interest	$2,228	$—	$—
Non-cash investing and financing activities:
Increase (decrease) in purchases of property and equipment included in liabilities	$(1,992)	$(11,435)	$6,334
Fair value of common stock issued as consideration for a business combination	$39,495	$—	$—
Vesting of early exercised stock options	$3,823	$260	$366
Unrealized short-term gain (loss) on marketable securities	$163	$578	$791
Acquisition of intangible assets, not yet paid	$1,000	$—	$—
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
The Merger Agreement contains customary representations, warranties, and covenants. The consummation of the Mergers is conditioned on the receipt of the approval of the Company’s stockholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Consummation of the Mergers is not subject to a financing condition. In March 2021, the Company’s stockholders approved the proposal to adopt the Merger Agreement and approve the transactions contemplated thereby, including the Mergers. The Mergers are anticipated to close in the second quarter of the Company’s fiscal year 2022 (the quarter ending July 31, 2021), subject to Company receipt of required regulatory approvals, and other customary closing conditions. The Company cannot predict with certainty, however, whether and when all of the required closing conditions will be satisfied or if the Mergers will close.
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

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 1, 2020.
Other than transaction expenses associated with the proposed merger of $8.7 million recorded in general and administrative expense in the accompanying consolidated statements of operations for the year ended January 31, 2021, the terms of the Merger Agreement did not impact the Company’s consolidated financial statements.
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
The Company’s most significant estimates and judgments involve revenue recognition, stock-based compensation including the estimation of fair value of common stock, valuation of strategic investments, valuation of acquired goodwill and intangibles from acquisitions, period of benefit for deferred contract acquisition costs, fair value of the liability and equity components of convertible senior notes, and uncertain tax positions.
Revenue Recognition
The Company derives substantially all revenue from monthly and annual subscription fees earned from customers accessing Slack. The Company’s policy is to exclude sales and other indirect taxes when measuring the transaction price of its subscription agreements. The Company accounts for revenue contracts with customers through the following steps:
•Identification of the contract, or contracts, with the customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of the revenue when, or as, the Company satisfies a performance obligation.
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
Stock-Based Compensation
The Company measures compensation for all stock-based payment awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), restricted stock, and purchase rights issued under the 2019 Employee Stock Purchase Plan (“ESPP”) granted to employees, directors, and nonemployees, based on the estimated fair value of the awards on the date of grant. The fair value of each stock option and purchase rights issued under the ESPP granted is estimated using the Black-Scholes option pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period, except for the RSUs granted under the 2009 Stock Plan (the “2009 Plan”).
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
Advertising Costs
Advertising costs are expensed as incurred and were $45.7 million, $38.1 million, and $61.7 million for the years ended January 31, 2021, 2020, and 2019, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.
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
Financial Information about Segments and Geographical Areas
The Company has one business activity and there are no segment managers who are held accountable for operations, results of operations, or plans for levels or components below the consolidated unit level. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single operating and reporting segment. See Note 2 and 16 for information regarding the Company’s revenue and long-lived assets by geographic area.
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

A reconciliation of cash, cash equivalents and restricted cash to the accompanying consolidated statements of cash flows is as follows (in thousands):

	As of January 31,
	2021	2020
Cash and cash equivalents	$1,081,357	$498,999
Restricted cash	38,490	38,490
Total cash, cash equivalents and restricted cash	$1,119,847	$537,489
Marketable Securities
The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. All of the Company’s available-for-sale investments consist of debt securities, adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income and other income, net on the accompanying consolidated statements of operations. After consideration of the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short-term. The Company carries its available-for-sale securities at fair value and reports the unrealized gains and losses as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary.
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
Strategic Investments
In December 2015, the Company committed $13.0 million to a newly formed entity, Slack Fund L.L.C. (“Slack Fund”), in exchange for a 52% voting interest. Slack Fund is in the business of purchasing, selling, investing and trading in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to Slack and its ecosystem. Slack Fund has a duration of ten years and its duration may be extended for three additional years. At dissolution, Slack Fund will be liquidated and the remaining assets of the Slack Fund will be distributed to the investors based on their voting interest. As of January 31, 2020, the Company had contributed its full commitment of $13.0 million. Additionally, the minority investors in Slack Fund are also investors in the Company. By the end of fiscal year 2021, Slack Fund invested all of the capital initially committed by Slack and its partners and the Company has continued to invest in companies with funding for these investments coming solely from Slack. The Company has elected the measurement alternative, defined as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments are valued using significant unobservable inputs or data in inactive markets which require judgment due to the absence of market prices and inherent lack of liquidity. This could result in volatility in interest income and other income, net on the accompanying consolidated statements of operations in future periods due to the valuation and timing of identical or similar investments of the same issuer.
In March 2021, the Company entered into a transfer agreement by and among Slack (as manager and a member of Slack Fund), Slack Fund, and each of the members of Slack Fund (the “Transfer Agreement”). Pursuant to the

Transfer Agreement, the Company purchased all the outstanding LLC interests from the other members for $22.6 million.
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
No customer accounted for 10% or greater of total accounts receivable as of January 31, 2021 and 2020. There were no customers representing 10% or greater of revenue for the years ended January 31, 2021, 2020, and 2019.
Fair Value of Financial Instruments
The Company records its financial assets and liabilities at fair value. The carrying amounts of the Company’s financial instruments, which include cash, restricted cash, accounts receivable, and accounts payable, approximate their fair values due to their short-term nature. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
•Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
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
The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company has not experienced significant credit losses from accounts receivable. The allowance for doubtful accounts and the changes in the allowance for doubtful accounts were not material, for the years ended January 31, 2021 and 2020.
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
Internal-Use Software Development Costs
The Company capitalizes qualifying internal-use software development costs and implementation costs incurred in cloud computing arrangements that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
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
Accounting for Impairment of Long-Lived Assets
The Company evaluates long-lived assets, such as property and equipment and acquired intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group, based on discounted cash flows. There were no material impairment charges recorded for the years ended January 31, 2021, 2020, and 2019.
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
Lease accounting prior to the adoption of Topic 842 (ASC 840)
For leases that contain rent escalation, rent concession provisions, or tenant improvement allowances, the Company recorded the total rent expense during the lease term on a straight-line basis over the term of the lease.
Convertible Senior Notes
In April 2020, the Company issued $862.5 million aggregate principal amount of 0.50% convertible senior notes due April 15, 2025 in a private offering, including the initial purchasers’ exercise in full of their option to purchase additional notes (the “Notes”). See Note 10 for additional details.
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
Recently Adopted Accounting Standards
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The Company adopted Topic 326 as of February 1, 2020. The adoption of this new standard did not have a material impact on the accompanying consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors. The Company will continue to actively monitor the impact of the COVID-19 on expected credit losses.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU No. 2018-13 as of February 1, 2020. The adoption of this new standard did not have a material impact on the accompanying consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company adopted ASU No. 2018-15 as of February 1, 2020 using a prospective transition approach. The adoption of this new standard did not have a material impact on the accompanying consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which simplifies the accounting for income taxes by removing certain exceptions to the general principles of income taxes and reducing the cost and complexity in accounting for income taxes. The Company early adopted ASU No. 2019-12 as of February 1, 2020 using the prospective transition approach. The adoption of this new standard did not have a material impact on the accompanying consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU No. 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU No. 2020-06 is effective for public companies for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
Note 2.    Revenue
Contract Liability Balances
Contract liabilities consist of deferred revenue. The changes in deferred revenue were as follows (in thousands):

Year Ended
January 31, 2021
Balance, beginning of year	$376,714
Billings	1,036,501
Revenue	(902,610)
Balance, end of year	$510,605
Less than half of revenue recognized in the year ended January 31, 2021 was from the deferred revenue balance as of January 31, 2020.
Remaining Performance Obligations
As of January 31, 2021, the aggregate balance of remaining performance obligations that were unsatisfied or partially unsatisfied at the end of the reporting period was $860.0 million, of which 69% is expected to be recognized in the twelve months following January 31, 2021, with the balance to be recognized as revenue thereafter.

Disaggregation of Revenue
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Year ended January 31,
	2021	2020	2019
United States	$554,494	$394,716	$255,155
International	348,116	235,706	145,397
Total	$902,610	$630,422	$400,552
No individual foreign country contributed in excess of 10% of revenue for the years ended January 31, 2021, 2020, and 2019.
Deferred Contract Acquisition Costs, Net
The Company deferred incremental costs of obtaining a contract of $33.8 million, $23.6 million, and $15.8 million during the years ended January 31, 2021, 2020, and 2019, respectively. Deferred contract acquisition costs, net included in prepaid expenses and other current assets were $19.3 million and $11.2 million as of January 31, 2021 and 2020, respectively. Deferred contract acquisition costs, net included in other assets were $31.3 million and $21.4 million as of January 31, 2021 and 2020, respectively.
Amortization of deferred contract acquisition costs were $15.8 million, $8.2 million, and $3.2 million for the years ended January 31, 2021, 2020, and 2019, respectively. There was no impairment loss in relation to the deferred contract acquisition costs for any period presented in the accompanying consolidated statements of operations.
Note 3.    Cash, Cash Equivalents and Marketable Securities
The following tables summarize amortized costs, unrealized gains and losses, and estimated fair value related to cash, cash equivalents, and marketable securities on the Company’s consolidated balance sheets (in thousands):

As of January 31, 2021	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$98,280	$—	$—	$98,280
Money market funds	407,670	—	—	407,670
Certificates of deposit	75,432	—	—	75,432
U.S. government securities	499,975	1	(1)	499,975
Total cash and cash equivalents	1,081,357	1	(1)	1,081,357
Marketable securities:
Certificates of deposit	5,500	35	—	5,535
U.S. agency securities	162,673	142	(6)	162,809
U.S. government securities	292,091	57	(5)	292,143
Corporate bonds	45,184	224	—	45,408
Total marketable securities	505,448	458	(11)	505,895
Total cash, cash equivalents and marketable securities	$1,586,805	$459	$(12)	$1,587,252

As of January 31, 2020	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$71,593	$—	$—	$71,593
Money market funds	357,524	—	—	357,524
Commercial paper	69,891	—	(9)	69,882
Total cash and cash equivalents	499,008	—	(9)	498,999
Marketable securities:
Commercial paper	19,799	4	(8)	19,795
U.S. agency securities	29,460	55	—	29,515
U.S. government securities	97,071	102	(1)	97,172
International government securities	8,109	6	—	8,115
Corporate bonds	114,871	139	(14)	114,996
Total marketable securities	269,310	306	(23)	269,593
Total cash, cash equivalents and marketable securities	$768,318	$306	$(32)	$768,592
The Company periodically evaluates its investments for other-than-temporary declines in fair value. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer was none and immaterial as of January 31, 2021 and 2020, respectively. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, the Company does not consider any portion of the unrealized losses as of January 31, 2021 or 2020 to represent an other-than temporary impairment or credit losses.
The following table classifies marketable securities by contractual maturities (in thousands):

	As of January 31,
	2021	2020
Due in one year	$372,978	$190,344
Due in one to two years	132,917	79,249
Total	$505,895	$269,593

Note 4.    Fair Value Measurements
The Company’s money market funds and sweep account are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company’s commercial paper, U.S. agency and government securities, international government securities, and corporate bonds are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are observable directly or indirectly. The Company’s strategic investments in privately held companies are classified within Level 3 of the fair value hierarchy because they have been valued using unobservable inputs for which the Company has been required to develop its own assumptions. Realized and unrealized gains and losses relating to the strategic investments are recorded in interest income and other income, net in the accompanying consolidated statements of operations.

The following table provides the financial instruments measured at fair value on a recurring basis, within the fair value hierarchy (in thousands):

As of January 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$407,670	$—	$—	$407,670
Certificates of deposit	—	75,432	—	75,432
U.S. government securities	—	499,975	—	499,975
Total cash equivalents	$407,670	$575,407	$—	$983,077
Marketable securities:
Certificates of deposit	$—	$5,535	$—	$5,535
U.S. agency securities	—	162,809	—	162,809
U.S. government securities	—	292,143	—	292,143
Corporate bonds	—	45,408	—	45,408
Total marketable securities	$—	$505,895	$—	$505,895
Noncurrent assets:
Strategic investments	$—	$—	$68,161	$68,161

As of January 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$357,524	$—	$—	$357,524
Commercial paper	—	69,882	—	69,882
Total cash equivalents	$357,524	$69,882	$—	$427,406
Marketable securities:
Commercial paper	$—	$19,795	$—	$19,795
U.S. agency securities	—	29,515	—	29,515
U.S. government securities	—	97,172	—	97,172
International government securities	—	8,115	—	8,115
Corporate bonds	—	114,996	—	114,996
Total marketable securities	$—	$269,593	$—	$269,593
Noncurrent assets:
Strategic investments	$—	$—	$28,814	$28,814
The following table presents additional information about Level 3 assets measured at fair value on a recurring basis (in thousands):

	Year ended January 31,
	2021	2020
Balance at beginning of year	$28,814	$12,334
Purchases	20,045	14,132
Proceeds from liquidation	(976)	(3,251)
Realized gains (losses)	(91)	2,285
Unrealized gains relating to investments still held at reporting date	20,369	3,314
Balance at end of year	$68,161	$28,814

In February 2021, the Company recorded additional $20.2 million unrealized gains relating to the strategic investments held at January 31, 2021, due to observable market transactions.
Convertible Senior Notes
As of January 31, 2021, the fair value of the Notes was approximately $1.26 billion. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy. Based on the closing price of the Company’s Class A common stock of $42.17 on the last trading day of the quarter, the if-converted values of the Notes exceeded the remaining principal amounts by $311 million as of January 31, 2021.
Note 5.    Property and Equipment, Net
The following is a summary of the Company’s property and equipment by category (in thousands):

	As of January 31,
	2021	2020
Leasehold improvements	$106,222	$98,770
Furniture and fixtures	29,956	27,384
Capitalized internal-use software costs	4,241	4,241
Computer equipment	4,189	3,183
Construction in progress	2,963	10,345
Property and equipment, gross	147,571	143,923
Less: accumulated depreciation and amortization	(59,663)	(41,583)
Property and equipment, net	$87,908	$102,340
Depreciation and amortization expense was $22.9 million, $23.0 million, and $15.0 million for the years ended January 31, 2021, 2020, and 2019, respectively.
The Company capitalized internal-use software costs of $0, $0, and $0.8 million for the years ended January 31, 2021, 2020, and 2019, respectively. Amortization expense of capitalized internal-use software costs totaled $0.4 million, $0.5 million, and $0.3 million for the years ended January 31, 2021, 2020, and 2019, respectively. The net carrying value of capitalized internal-use software at January 31, 2021 and 2020 was $0 and $0.4 million, respectively.
Note 6.    Operating Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2031. The Company adopted Topic 842 as of November 1, 2019, using the modified retrospective approach.
For the year ended January 31, 2021, the Company recorded operating lease costs of $46.9 million including variable operating lease costs of $6.7 million and short-term leases of $2.6 million. In the fourth quarter of fiscal year 2020, the Company recorded operating lease costs of $11.7 million including variable operating lease costs of $1.7 million and short-term leases of $0.7 million.
The following table sets forth a summary of and other information pertaining to the Company’s operating leases since the adoption of Topic 842 (dollars in thousands):

	Year ended January 31,
	2021	2020
Operating cash flows used for operating leases	$25,603	$9,495
Operating lease liabilities arising from obtaining ROU assets	$61,685	$4,832
Weighted average remaining terms	8.0 years	8.3 years
Weighted average discount rate	5.2%	5.2%
Rent expense, net of sublease income under ASC 840 was $26.3 million for the nine months ended October 31, 2019 and $27.7 million and for the year ended January 31, 2019.
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year as of January 31, 2021 as follows (in thousands):

Year ending January 31,
2022	$34,943
2023	52,150
2024	50,794
2025	53,232
2026	53,980
Thereafter	213,709
Gross lease payments	458,808
Less: Imputed interest	(70,857)
Less: Tenant improvement receivables	(24,294)
Less: Leases executed but not yet commenced	(103,461)
Present value of lease liabilities	$260,196
As of January 31, 2021, the Company had commitments of $103.5 million for non-cancelable operating lease of real estate facility that has not yet commenced, and therefore are not included in the ROU assets or operating lease liabilities. This operating lease is expected to commence in fiscal year 2022 with a lease term of 12.0 years.
Note 7.    Business Combination
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

The following table presents the purchase price allocation recorded in the Company’s consolidated balance sheet as of the date of acquisition (in thousands):

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
In connection with the acquisition, the Company agreed to grant RSUs to Rimeto employees who joined the Company upon the effective date of the acquisition, with a value totaling approximately $19.0 million. The amount is being ratably recognized as stock-based compensation over the requisite service period of four years.
The Company incurred costs related to this acquisition of $1.5 million that were recorded in general and administrative expenses in the accompanying consolidated statements of operations for the year ended January 31, 2021.
Note 8.    Goodwill and Intangible Assets, Net
Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

	Year ended January 31,
	2021	2020
Balance at beginning of year	$48,598	$48,598
Addition due to business combination	27,606	—
Balance at end of year	$76,204	$48,598

Intangible Assets, Net
Intangible assets as of January 31, 2021 and 2020 consist of the following (in thousands, except years):

As of January 31, 2021	Weighted-average remaining amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	4.0 years	$11,200	$3,712	$7,488
Developed technology	2.0 years	13,427	8,162	5,265
Patents and licenses	5.6 years	5,875	743	5,132
Assembled workforce	0.0 years	1,198	1,198	—
Total		$31,700	$13,815	$17,885

As of January 31, 2020	Weighted-average remaining amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	5.5 years	$9,100	$2,004	$7,096
Developed technology	1.6 years	8,527	4,976	3,551
Patents	4.9 years	2,500	42	2,458
Assembled workforce	0.7 years	1,198	773	425
Total		$21,325	$7,795	$13,530
The Company records amortization expense associated with customer relationships, developed technology, assembled workforce and patents in sales and marketing expense, cost of revenue, research and development expense and general and administrative expense, respectively, in the accompanying consolidated statements of operations. Amortization expense of intangible assets was $6.0 million, $4.2 million, and $1.8 million for the years ended January 31, 2021, 2020, and 2019, respectively.
As of January 31, 2021, expected amortization expense relating to intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year ending January 31,
2022	$5,934
2023	4,615
2024	3,254
2025	2,240
2026	1,078
Thereafter	764
Total	$17,885

Note 9. Accrued Compensation and Benefits
Accrued compensation and benefits consists of the following (in thousands):

	As of January 31,
	2021	2020
Accrued bonus	$47,929	$28,829
Other	60,939	36,367
Accrued compensation and benefits	$108,868	$65,196

Note 10. Debt and Financing Arrangements
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
The Notes are senior, unsecured obligations of the Company and will accrue interest payable semiannually in arrears on April 15 and October 15 of each year, which began on October 15, 2020, at a rate of 0.50% per year. The Notes will mature on April 15, 2025, unless earlier converted, redeemed, or repurchased. The Notes are convertible into cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.
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
During the year ended January 31, 2021, the conditional conversion feature of the Notes was triggered as the last reported sale price of the Company’s Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on January 31, 2021 (the last trading day of the fiscal quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between February 1, 2021 through April 30, 2021. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company continues to classify the Notes as a long-term liability in its consolidated balance sheet as of January 31, 2021, based on contractual settlement provisions.

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

As of January 31, 2021, the net carrying amount of the liability component of the Notes was as follows (in thousands):

Principal	$862,500
Less: unamortized discount	(197,339)
Less: unamortized issuance costs	(13,763)
Net carrying amount	$651,398
As of January 31, 2021, the net carrying amount of the equity component of the Notes was as follows (in thousands):

Proceeds allocated to the conversion options (debt discount)	$229,249
Less: issuance costs	(5,627)
Carrying amount of the equity component	$223,622
The following table sets forth the interest expense recognized related to the Notes for the year ended January 31, 2021 (in thousands):

Contractual interest expense	$3,486
Amortization of debt discount	31,910
Amortization of debt issuance costs	1,781
Total interest expense related to the Notes	$37,177
Capped Call Transactions
In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions with certain financial institution counterparties (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $31.00 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $48.62 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 27.8 million shares of Class A common stock. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls expire on the earlier of (i) the last day on which any convertible securities remain outstanding and (ii) April 15, 2025, subject to earlier exercise. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, insolvency filings, and hedging disruptions. The Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $105.60 million incurred to purchase the capped call transactions was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheet.
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
As of January 31, 2021, the Company had no amounts or letters of credit issued and outstanding under the revolving credit facility. The Company’s total available borrowing capacity under the revolving credit facility was $215.0 million as of January 31, 2021.
Note 11.    Commitments and Contingencies
Letters of Credit
As of January 31, 2021, the Company had $38.5 million in standby letters of credit outstanding related to facility lease obligations in San Francisco, California and Denver, Colorado, which is included in restricted cash in the accompanying consolidated balance sheets.
Hosting Commitments
On April 30, 2020, the Company executed an amendment to its existing agreement with Amazon Web Services (“AWS”). The amended agreement was effective as of May 1, 2020 and continues through April 30, 2025. Pursuant to the amended agreement, the Company has minimum annual commitments of $75.0 million which will increase by $5.0 million annually, for a total minimum commitment of $425.0 million. As of January 31, 2021, the Company had a remaining minimum payment obligation of $353.7 million to AWS through April 30, 2025.
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
Beginning in September 2019, seven purported class action lawsuits were filed against the Company, its directors, certain of its officers, and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with the Company’s registration statement on Form S-1 (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). All but one of these actions were filed in the Superior Court of California for the County of San Mateo, though one plaintiff originally filed in the County of San Francisco (the “San Francisco Action”) before refiling in the County of San Mateo. The remaining action was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, the Company and the other defendants filed a motion to dismiss the complaint in January 2020. In April 2020, the court granted in part and denied in part the motion to dismiss. In May 2020, the Company and the other defendants filed a motion to certify the court’s order for interlocutory appeal, which the court granted. The Company and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals, which was granted in July 2020. The Company and the other defendants filed their opening brief with the Ninth Circuit Court of Appeals in October 2020. The plaintiff filed its opposition brief in December 2020. The Company and the other defendants filed their reply brief in February 2021. Oral argument has been set for May 2021. The state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). An additional state court action was filed in San Mateo County in June 2020 but was consolidated with the State Court Action in July 2020. The Company and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the court sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint, which they did in October 2020. The Company and the other defendants answered the complaint in November 2020. The plaintiff in the San Francisco Action has sought dismissal of that action after joining the State Court Action. That dismissal remains pending. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased the Company’s Class A common stock issued pursuant and/or traceable to the Registration Statement.
In April 2020, three purported stockholder derivative lawsuits were filed against certain of the Company’s officers and certain of the Company’s current and former directors in the U.S. District Courts for the District of Delaware and the Northern District of California. The case filed in the Northern District of California was dismissed and re-filed in the U.S. District Court for the District of Delaware. The derivative cases were consolidated in June 2020, and the operative complaint was designated in August 2020. The complaint alleges breaches of fiduciary duty in connection with the Company’s Registration Statement, and seeks the award of unspecified damages to the Company, and certain reforms to the Company’s governance policies. The Company moved to dismiss the case in September 2020. At approximately the same time, the plaintiff in the lawsuit brought pursuant to Delaware General Corporation Law Section 220 (discussed below) sought to intervene and stay the case. On that basis, the plaintiffs in the purported derivative lawsuit elected not to file an opposition to the motion to dismiss. In December 2020, the parties stipulated to stay the case in light of the proposed Mergers, which the court granted. The court also denied all pending motions in the case without prejudice, noting that the parties may renew the motions upon a lift of the stay.
In June 2020, a lawsuit was filed by a stockholder against the Company in the Delaware Court of Chancery pursuant to Delaware General Corporation Law Section 220 seeking an order permitting inspection and copying of certain of the Company’s books and records. The Company answered the complaint in October 2020.
The Company believes the above described lawsuits are without merit and intends to vigorously defend them. Based on the preliminary nature of the proceedings in these cases, the outcomes of these matters remain uncertain.
Between December 28, 2020 and February 11, 2021, (i) seven lawsuits were filed by purported stockholders of the Company in the United States District Court for the Northern District of California and (ii) six lawsuits were filed by purported Company stockholders in the United States District Court for the Southern District of New York. The complaints named as defendants the Company, the members of the Company’s board of directors, and, with respect to certain complaints, Salesforce, Merger Sub I and Merger Sub II. The complaints alleged, among other things, that the defendants caused a materially incomplete and misleading proxy statement relating to the proposed Mergers to be filed with the SEC in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder. Certain complaints also alleged that the Company’s board of directors breached their fiduciary duties in connection with the proposed mergers and that the Company, Salesforce, Merger Sub I, and Merger Sub II aided and abetted the breaches of fiduciary duty by the Company’s directors. All 13 lawsuits have been voluntarily dismissed. Certain plaintiffs have expressed an intention to seek a fee from the Company in relation to these suits on the grounds that they provided a service to the Company. The Company has not agreed to pay any such fee and does not believe there is any merit in the contention that a service was provided and intends to vigorously contest any such filing.
In addition, the Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcomes of these matters, the Company believes that none of these ordinary course legal proceedings will have a material adverse effect on its consolidated financial statements.
Indemnification Agreements
In the ordinary course of business, the Company provides indemnifications of varying scope and terms to customers, business partners, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from the Company’s breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from Slack, or the Company’s acts or omissions. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. It is not possible to determine the maximum potential loss under these indemnifications due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of January 31, 2021. As of January 31, 2021 and 2020, no material amounts were accrued.
Note 12.    Stockholders’ Equity
Preferred Stock
The Company’s board of directors has the authority, without further action by the Company’s stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors.
Common Stock
On June 7, 2019, the Company amended and restated its certificate of incorporation to authorize 5.0 billion shares of Class A common stock and 700.0 million shares of Class B common stock. Holders of Class A common stock and Class B common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s board of directors, subject to preferences that may apply to any shares of preferred stock outstanding at the time. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Upon a liquidation, dissolution or winding-up of the Company, any distribution of proceeds to common stockholders will be made on a pro rata basis to the holders of Class A common stock, Class B common stock and any participating preferred stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock. Shares of Class B common stock will automatically convert into shares of Class A common stock upon a sale or transfer (other than with respect to certain estate planning and other transfers). All shares of Class B common stock outstanding in June 2029 will automatically convert into shares of Class A common stock. Class A common stock and Class B common stock is not redeemable at the option of the holder.
The Company had reserved shares of common stock for future issuance as follows (in thousands):

As of January 31, 2021
Stock options outstanding	6,228
Restricted stock units outstanding	34,700
Shares available for future grants	74,349
Shares available for ESPP	12,771
Total	128,048

Equity Incentive Plans
The Company maintains two equity incentive plans: the 2009 Plan and the 2019 Plan. Upon the completion of the Direct Listing, the Company adopted the 2019 Plan and terminated the 2009 Plan with all shares that remained available for future issuance at the time canceled. The 2019 Plan is a successor to and continuation of the 2009 Plan that provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other forms of awards. The Company initially reserved 60.2 million shares of Class A common stock for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the 2019 Plan will automatically increase each February 1, beginning on February 1, 2020, by 5% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding January 31, or such lesser number of shares as determined by the Company’s board of directors or compensation committee. On February 1, 2020, the number of shares of the Company’s Class A common stock reserved and available for issuance under the 2019 Plan was increased by 27.8 million shares. In January 2021, the Company’s compensation committee determined not to increase the number of shares available for issuance under the 2019 Plan on February 1, 2021.
Stock Options
A summary of stock option activity under the 2009 Plan and 2019 Plan and related information is as follows (in thousands, except years and per share data):

	Number of stock options outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual term (In years)	Aggregate intrinsic value
Outstanding at January 31, 2020	8,425	$4.68	6.27	$135,224
Granted	1,678	24.31
Exercised	(3,602)	3.65
Canceled	(273)	10.52
Outstanding at January 31, 2021	6,228	$10.31	6.89	$198,434
Stock options vested and exercisable at January 31, 2021	2,765	$3.54	4.88	$106,787
Stock options vested and expected to vest at January 31, 2021	6,228	$10.31	6.89	$198,434
The total grant-date fair value of stock options granted in the years ended January 31, 2021, 2020, and 2019 was $17.9 million, $21.4 million, and $0, respectively.
The total intrinsic value of stock options exercised in the years ended January 31, 2021, 2020, and 2019, was $101.0 million, $393.3 million, and $30.0 million, respectively.
As of January 31, 2021, there was $26.0 million of total unrecognized stock-based compensation related to outstanding stock options, which will be recognized on a straight-line basis over a weighted average period of 3.7 years.
RSUs and RSAs
The fair value of RSUs and RSAs are determined using the fair value of the Company’s common stock on the date of grant.

A summary of RSUs and RSAs activity under the 2009 Plan and 2019 Plan is as follows (in thousands, except per share data):

	Restricted stock units		Restricted stock awards
	Number of shares	Weighted-average grant date fair value (per share)	Number of shares	Weighted-average grant date fair value (per share)
Unvested at January 31, 2020	42,002	$12.48	1,579	$8.91
Granted	15,352	27.56	—	—
Released	(18,517)	12.01	(480)	8.96
Canceled	(4,137)	14.81	—	—
Unvested at January 31, 2021	34,700	$19.13	1,099	$8.89
The weighted-average estimated fair value of RSUs granted in the year ended January 31, 2020 and 2019 was $18.93 and $7.02 per share, respectively. The weighted-average estimated fair value of RSAs granted in the year ended January 31, 2020 and 2019 was $13.60 and $7.86 per share, respectively.
As of January 31, 2021, the Company had $472.6 million of unrecognized stock-based compensation related to RSUs, which will be recognized over the weighted average remaining requisite service period of 1.9 years. As of January 31, 2021, the Company had $9.2 million of unrecognized stock-based compensation related to RSAs, which will be recognized over the weighted average remaining requisite service period of 2.9 years.
2019 Employee Stock Purchase Plan
The Company’s ESPP became effective on June 6, 2019. A total of 9.0 million shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each February 1, beginning on February 1, 2020, by the lesser of 6.0 million shares of the Class A common stock, 1% of the number of shares of the Company’s Class A and Class B common stock issued and outstanding on the immediately preceding January 31, or such lesser number of shares as determined by the Company’s compensation committee. On February 1, 2020, the number of shares of the Company’s Class A common stock reserved and available for issuance under the ESPP was increased by 5.6 million shares. In January 2021, the Company’s compensation committee determined not to increase the number of shares available for issuance under the ESPP on February 1, 2021.
The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount of 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the first offering period from the date of the Direct Listing, the ESPP provides for separate six-month offering periods beginning each October 10 and April 10.
On each purchase date, eligible employees will purchase the Company’s Class A common stock at a price per share equal to 85% of the lesser of (i) the fair market value of the Company’s Class A common stock on the offering date or (ii) the fair market value of the Company’s Class A common stock on the purchase date.
For the year ended January 31, 2021 and 2020, 1.4 million and 0.3 million shares of Class A common stock were issued under the ESPP, respectively. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s ESPP. As of January 31, 2021, total unrecognized compensation cost related to the ESPP was $2.2 million which will be amortized over a weighted average period of 0.2 years.
Stock Transfers
During the year ended January 31, 2019, certain of the Company’s existing investors, or investors to whom the Company waived its right of first refusal and transfer restrictions with respect to proposed transfers of outstanding common stock, acquired outstanding common stock from current or former employees of the Company for a purchase price greater than the fair value at the time of the transactions. In connection with these stock transfers, the

Company waived its right of first refusal and other transfer restrictions applicable to such shares. As a result, the Company recorded $14.8 million of stock-based compensation for the difference between the price paid and the fair value on the date of the transaction for the year ended January 31, 2019.
Stock-Based Compensation
A summary of the stock-based compensation excluding stock transfers recorded in the accompanying consolidated statements of operations is as follows (in thousands):

	Year ended January 31,
	2021	2020	2019
Cost of revenue	$10,186	$16,013	$199
Research and development	115,047	226,507	3,720
Sales and marketing	59,267	98,797	970
General and administrative	42,863	85,207	3,422
Total	$227,363	$426,524	$8,311
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
The following assumptions used in the valuation of stock options and ESPP:

	Stock Option		ESPP
	Year ended January 31,		Year ended January 31,
	2021	2020	2021	2020
Expected Term	6.1 years	6.1 - 6.5 years	0.5 years	0.3 - 0.5 years
Expected volatility	46%	43% - 44%	49% - 57%	40% - 42%
Risk-free interest rate	0.51%	2.33% - 2.52%	0.12% - 0.24%	1.68% - 2.08%
Dividend yield	—%	—%	—%	—%
Fair value of common stock on grant date	$24.31	$11.67 - $19.36	$24.70 - $31.79	$23.82 - $38.62
There were no stock options granted to employees during the year ended January 31, 2019.

Note 13.    Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Year ended January 31,
	2021	2020	2019
Interest income	$6,698	$17,048	$13,834
Unrealized gains (losses) on foreign exchange	2,140	(786)	(869)
Transaction losses on foreign exchange	(730)	(1,526)	(99)
Change in fair value of strategic investments	20,278	5,599	3,701
Other non-operating income, net	—	1,033	13
Interest income and other income, net	$28,386	$21,368	$16,580

Note 14.    Income Taxes
Loss before income taxes consisted of the following (in thousands):

	Year ended January 31,
	2021	2020	2019
United States	$(169,376)	$(294,259)	$(85,175)
Foreign	(123,427)	(273,509)	(52,887)
Total	$(292,803)	$(567,768)	$(138,062)
The components of the Company’s provision for (benefit from) income tax are as follows (in thousands):

	Year ended January 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	494	303	355
Foreign	2,443	1,919	279
Total current	2,937	2,222	634
Deferred:
Federal	(754)	(120)	(200)
State	(182)	(23)	(120)
Foreign	(2,316)	(1,490)	526
Total deferred	(3,252)	(1,633)	206
Provision for (benefit from) income taxes	$(315)	$589	$840

A reconciliation of the U.S. federal statutory tax rate to the Company’s provision for income tax is as follows:

	Year ended January 31,
	2021	2020	2019
Tax at statutory federal rate	21.00%	21.00%	21.00%
State tax, net of federal benefit	8.14	12.68	2.12
Stock-based compensation	23.51	45.16	(2.95)
Credits	9.48	17.37	6.01
Foreign rate differential	(4.18)	(7.06)	9.52
Other	(1.50)	(1.48)	(3.67)
Change in valuation allowance	(56.34)	(87.77)	(32.64)
Effective tax rate	0.11%	(0.10)%	(0.61)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities consisted of the following (in thousands):

	Year ended January 31,
	2021	2020
Deferred tax assets (liabilities):
Accrued liabilities	$17,041	$10,646
Accounts receivable	92	93
Operating lease liabilities	71,290	51,085
Operating lease right-of-use assets	(52,993)	(42,919)
Net operating losses	553,188	415,236
Tax credits	148,576	120,743
Goodwill and intangible assets	13,205	13,176
Property and equipment	(10,036)	2,566
Stock-based compensation	39,895	43,182
Other	(388)	(1,309)
Total gross deferred tax assets	779,870	612,499
Valuation allowance	(775,987)	(611,027)
Total deferred tax assets (liabilities), net	$3,883	$1,472
The Company has assessed, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, such that a valuation allowance has been recorded, except for certain foreign subsidiaries which generate income. The valuation allowance increased $165.0 million, $498.3 million, and $46.1 million in the years ended January 31, 2021, 2020, and 2019, respectively.
As of January 31, 2021, the Company had U.S. federal and state net operating loss carryforwards of $2.0 billion and $1.5 billion, respectively, available to offset future taxable income. If not utilized, these carryforward losses will expire, in various amounts, for federal and state tax purposes, beginning in 2029 and 2024, respectively.
The Company had no Federal and California capital loss carryforwards as of January 31, 2021. In addition, the Company had $110.4 million and $81.5 million of federal and state research and development tax credits, respectively, available to offset future taxes as of January 31, 2021. If not utilized, the federal credits will begin to expire in 2029. California state research and development tax credits may be carried forward indefinitely.
Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the “ownership change” limitations provided by Section 382 and 383 of the Code, and other similar state provisions. Any annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.
The Company is required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. A reconciliation of the beginning and ending amount of total unrecognized tax benefits, exclusive of interest and penalties described below, is as follows (in thousands):

	Year ended January 31,
	2021	2020	2019
Balance at beginning of year	$37,495	$20,484	$18,545
Increase related to prior year tax provisions	1,067	1	—
Decrease related to prior year tax provisions	(1,445)	(2,495)	(2,076)
Increase related to current year tax provisions	6,134	19,526	4,022
Lapse of statute of limitations	—	(21)	(7)
Balance at end of year	$43,251	$37,495	$20,484
As of January 31, 2021 and 2020, the unrecognized tax benefits of $43.3 million and $37.5 million, respectively, if recognized, would not affect the effective tax rate as it would be offset by the reversal of related deferred tax assets, which are subject to a full valuation allowance. Unrecognized tax benefits that would affect the effective tax rate, if recognized, as of January 31, 2019 were not material.
The Company does not expect its gross unrecognized tax benefits to change significantly within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in provision for income taxes. Accrued interest and penalties were not material as of January 31, 2021 and 2020.
Under the provisions of the Tax Act, (the “Tax Act”), all foreign earnings are subject to U.S. taxation currently. As a result of the Tax Act, the Company intends to repatriate foreign earnings that have been taxed in the United States to the extent that the foreign earnings are not restricted by local laws and accounting rules.
The Company files tax returns in the U.S. (federal and various states) and other foreign jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, its income tax returns generally remain subject to examination by federal and most state tax authorities.
In March 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, since the Company has recorded a full valuation allowance against its deferred tax assets, these changes to U.S. tax law do not have a material impact on the Company’s provision for income taxes in its consolidated financial statements. In addition, although many countries in which the Company operates have also issued some form of COVID-19 related income tax guidance, this guidance does not have material impact on provision for income taxes in the accompanying consolidated financial statements.
In July 2015, the U.S. Tax Court issued an opinion favorable to Altera Corporation (“Altera”) with respect to the exclusion of stock-based compensation from its intercompany cost-sharing arrangement. In June 2019, the U.S. Court of Appeals reversed the 2015 decision of the U.S. Tax Court. In July 2019, Altera petitioned the Ninth Circuit for a rehearing of a larger panel of eleven Ninth Circuit judges. Altera’s petition for rehearing was denied in November 2019. In February 2020, Altera filed a petition for writ of certiorari to the U.S. Supreme Court. In June 2020, the U.S. Supreme Court declined the writ of certiorari. The Company has considered the impact on the accompanying consolidated financial statements which is not material after considering the valuation allowance.
Note 15.    Net Loss per Share Attributable to Slack Common Stockholders
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
The following table presents the calculation of basic and diluted net loss per share attributable to Slack common stockholders (in thousands, except per share data):

	Year ended January 31,
	2021	2020	2019
Numerator:
Net loss attributable to Slack	$(300,422)	$(571,058)	$(140,683)
Denominator:
Weighted average common shares outstanding	567,152	399,461	121,732
Net loss per share attributable to Slack common stockholders, basic and diluted	$(0.53)	$(1.43)	$(1.16)
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

	As of January 31,
	2021	2020	2018
Shares related to convertible senior notes	27,827	—	—
Convertible preferred stock	—	—	373,372
Stock options	6,228	8,425	18,406
Unvested early exercised stock options	64	—	115
Restricted stock units	34,700	42,002	63,114
Restricted stock awards	1,099	1,579	2,289
Restricted stock	648	—	—
Employee stock purchase plan	628	814	—
Total antidilutive securities	71,194	52,820	457,296
The Company had 373.4 million shares of preferred stock outstanding that were converted to shares of Class B common stock in connection with the Direct Listing. These securities were potentially dilutive, as outstanding shares of preferred stock, through the date of conversion of June 7, 2019.
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

Note 16.    Geographic Information
See Note 2. Revenues for the Company’s revenue by geographic areas, as determined based on the billing address of its customers.
The following table sets forth the Company’s long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets (in thousands):

	As of January 31,
	2021	2020
United States	$268,851	$256,695
International	38,252	43,475
Total	$307,103	$300,170

Note 17.    Defined Contribution Plan
The Company provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan, that allows participating employees in the United States to contribute up to 100% of their pre-tax annual compensation subject to Internal Revenue Service limits. The Company matches employee contributions at a rate of 50%, up to a maximum annual matched contribution of $4,000 per employee. Employee contributions are always fully vested while the matching contributions fully vest following one year of employee’s credited service with the Company. The Company’s matching contributions to its 401(k) plan totaled $7.3 million, $5.8 million, and $3.7 million for the years ended January 31, 2021, 2020, and 2019, respectively.
Note 18. Subsequent Events
Convertible Senior Notes
In February 2021, the Company and U.S. Bank National Association, as trustee, entered into a first supplemental indenture (the “Supplemental Indenture”) to the Indenture. The Supplemental Indenture amends the Indenture to remove the requirement that the successor in any merger of the Company with or into another person be a corporation and makes certain other conforming changes. The Supplemental Indenture became effective upon execution thereof, but the amendments to the Indenture will not become operative until (i) the closing of the First Merger and (ii) payment of the applicable consent fee, which is expected to occur on the earlier of May 1, 2021 and the closing of the First Merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In addition, our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Under the supervision and with the participation of our principal executive officer and principal financial officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles was effective as of the end of the period covered by this Annual Report on Form 10-K.
The effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls and Procedures
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designated and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The following table sets forth information regarding our executive officers and directors, including their ages, as of February 28, 2021.

Name	Age	Positions
Executive Officers
Stewart Butterfield	47	Co-Founder, Chief Executive Officer, and Chairperson of the Board
Allen Shim	40	Chief Financial Officer
Robert Frati	51	Senior Vice President of Sales and Customer Success
Cal Henderson	40	Co-Founder, Chief Technology Officer
David Schellhase	57	General Counsel, Secretary
Tamar Yehoshua	56	Chief Product Officer
Non-Employee Directors
Andrew Braccia(2)	45	Director
Edith Cooper(2)(3)	59	Director
Sarah Friar(1)	48	Director
Sheila B. Jordan(1)	56	Director
Michael M. McNamara(2)(3)	64	Director
John O’Farrell(4)	62	Director
Graham Smith(1)(3)	61	Director
____________
(1)Member of the audit and risk committee.
(2)Member of the compensation committee.
(3)Member of the nominating and corporate governance committee.
(4)Lead independent director.
Our executive officers are appointed by, and serve at the discretion of, our board of directors and each holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.
Executive Officers
Stewart Butterfield. Mr. Butterfield co-founded Slack and has served as our Chief Executive Officer and as Chairperson of our board of directors since February 2009. From April 2005 to July 2008, Mr. Butterfield served as General Manager of the photo-sharing website Flickr at Yahoo! Inc., following Yahoo!’s acquisition of Ludicorp Research and Development Ltd. (which developed Flickr), where he served as Chief Executive Officer from May 2002 to April 2005. Mr. Butterfield holds a Master of Philosophy from the University of Cambridge and a Bachelor of Arts in Philosophy from the University of Victoria.
We believe that Mr. Butterfield is qualified to serve as a member of our board of directors because of his experience and perspective as our Chief Executive Officer and a co-founder.
Allen Shim. Mr. Shim has served as our Chief Financial Officer since January 2018. Mr. Shim joined Slack in March 2014 and served as Senior Vice President of Finance and Operations from March 2014 to January 2018. From September 2008 to March 2014, Mr. Shim served as Vice President of Finance and Treasurer at YuMe, Inc., a data analysis company for video advertising that was acquired by RhythmOne in 2017. From March 2005 to

September 2008, Mr. Shim worked in business operations at Yahoo! Inc. Mr. Shim is a Chartered Financial Analyst (CFA) and holds a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania.
Robert Frati. Mr. Frati has served as our Senior Vice President of Sales and Customer Success since February 2018. Mr. Frati joined Slack in May 2016 and served as Vice President of Sales and Customer Success from May 2016 to February 2018. From January 2006 to May 2016, Mr. Frati served in various roles at salesforce.com inc., a customer relationship management software company, most recently as Senior Vice President, Commercial Sales, Asia Pacific from August 2014 to April 2016. Mr. Frati holds a Bachelor of Arts in Political Economy from the University of California, Berkeley.
Cal Henderson. Mr. Henderson co-founded Slack. He has served as our Chief Technology Officer since December 2012 and served as Vice President of Engineering from April 2009 to December 2012. From June 2005 to April 2009, Mr. Henderson served as Director of Engineering at Yahoo! Inc. From December 2003 to June 2005, Mr. Henderson served as Director of Web Development at Ludicorp Research and Development Ltd. Mr. Henderson holds a Bachelor of Science in Software Engineering from the University of Central England.
David Schellhase. Mr. Schellhase has served as our General Counsel and Secretary since December 2016. From February 2015 to April 2016, Mr. Schellhase served as Chief Operating Officer at Honest Work Corporation, a software company that was acquired by Twitter, Inc. From June 2011 to January 2015, Mr. Schellhase served as General Counsel and then Strategic Advisor at Groupon, Inc., an e-commerce marketplace company. From July 2002 to May 2011, Mr. Schellhase served as General Counsel at salesforce.com, inc. Mr. Schellhase holds a Juris Doctor from Cornell Law School and a Bachelor of Arts in European History from Columbia University.
Tamar Yehoshua. Ms. Yehoshua has served as our Chief Product Officer since January 2019. From August 2010 to January 2019, Ms. Yehoshua served in various roles at Alphabet, Inc., an Internet-related services and products company, first as Director, Product Management, until September 2013, and then as Vice President, Product Management, in leadership roles on search, identity, and privacy. Since October 2017, Ms. Yehoshua has served as a member of the board of directors of Yext Inc., a publicly traded online brand management company. From March 2019 to December 2020, Ms. Yehoshua served as a member of the board of directors of ServiceNow, Inc., a publicly traded cloud computing company. From December 2015 to May 2017, Ms. Yehoshua served as a member of the board of directors of RetailMeNot, Inc., a publicly-traded company operating an online marketplace that aggregates discounts and offer codes. Ms. Yehoshua holds a Master of Science in Computer Science from the Hebrew University of Jerusalem and a Bachelor of Arts in Mathematics from the University of Pennsylvania.
Non-Employee Directors
Andrew Braccia. Mr. Braccia has served as a member of our board of directors since March 2010. Since April 2007, Mr. Braccia has served as a Partner at Accel, a venture capital firm. From 1998 to 2007, Mr. Braccia served in various management roles Yahoo! Inc. Mr. Braccia serves as a member of the board of directors of several private technology companies. Mr. Braccia holds a Bachelor of Science in Business Administration from the University of Arizona.
We believe that Mr. Braccia is qualified to serve as a member of our board of directors because of his significant knowledge of and history with Slack, his experience as a seasoned investor and as a current and former director of many companies, and his knowledge of the industry in which we operate.
Edith Cooper. Ms. Cooper has served as a member of our board of directors since January 2018. From May 1996 to December 2017, Ms. Cooper served in various roles at Goldman Sachs Group, Inc., an investment bank, including Managing Director, Securities Division; Managing Director, Global Head of Human Capital Management; and, most recently, Senior Director. Ms. Cooper serves as a member of the board of directors of Etsy, Inc., a publicly-traded e-commerce company. Ms. Cooper holds a Masters of Business Administration from Northwestern University Kellogg School of Management and a Bachelor of Arts in American History from Harvard University.
We believe that Ms. Cooper is qualified to serve as a member of our board of directors because of her experience as a financial industry executive and her extensive knowledge of that industry and the industry in which we operate.

Sarah Friar. Ms. Friar has served as a member of our board of directors since March 2017. Since December 2018, Ms. Friar has served as Chief Executive Officer at Nextdoor, Inc., a social network for neighborhoods. From July 2012 to November 2018, Ms. Friar served as Chief Financial Officer at Square, Inc., a financial services and mobile payment company. From April 2011 to July 2012, Ms. Friar served as Senior Vice President, Finance and Strategy at salesforce.com, inc. Ms. Friar currently serves as a member of the board of directors of Walmart Inc., a publicly-traded retail and wholesale operations company. Ms. Friar also currently serves as a member of the board of directors of Dragoneer Growth Opportunities Corp. I and Dragoneer Growth Opportunities Corp. II, each of which are publicly-traded special purpose acquisition companies. From September 2012 to May 2015, Ms. Friar served as a member of the board of directors of Model N, Inc., a publicly-traded company providing revenue management cloud solutions for life sciences and technology companies. From June 2014 to April 2018, Ms. Friar served as a member of the board of directors of New Relic, Inc., a publicly-traded provider of real-time insights for software-driven businesses. Ms. Friar holds a Masters of Business Administration from Stanford University and a Masters of Engineering in Metallurgy, Economics, and Management from the University of Oxford.
We believe that Ms. Friar is qualified to serve as a member of our board of directors because of her experience as a public company executive, her extensive finance background, her service as a current and former director of public companies, and her knowledge of the industry in which we operate.
Sheila B. Jordan. Ms. Jordan has served as a member of our board of directors since September 2019. Since January 2020, Ms. Jordan has served as Chief Digital Technology Officer of Honeywell International, Inc., an international conglomerate that produces commercial and consumer products, aerospace systems, and offers engineering services. From November 2019 to January 2020, Ms. Jordan served as Senior Vice President and Chief Information Officer of NortonLifeLock, Inc, a cybersecurity software company. Prior to the reorganization in which NortonLifeLock was created, from February 2014 to November 2019, Ms. Jordan has served as Senior Vice President and Chief Information Officer of Symantec Corporation, a security software company, and a predecessor company to NortonLifeLock. Prior to joining Symantec, Ms. Jordan served in various senior information technology roles at Cisco Systems, Inc., a networking solutions provider. Ms. Jordan currently serves as a member of the board of directors of FactSet Research Systems Inc., a publicly-traded financial data and software company. Ms. Jordan holds a Master of Business Administration from Florida Institute of Technology and a Bachelor of Arts in accounting from the University of Central Florida.
We believe that Ms. Jordan is qualified to serve as a member of our board of directors because of her experience as a technology company chief information officer, her extensive experience in information technology, her experience as a public company board member, and her knowledge of the industry in which we operate.
Michael M. McNamara. Mr. McNamara has served as a member of our board of directors since December 2019. Since January 2020, Mr. McNamara has served as Head of Samara, a division of Airbnb, Inc., an online marketplace for travel accommodations and experiences. Mr. McNamara has served as a Venture Partner at Eclipse Ventures, a venture capital fund, since January 2019. Prior to joining Eclipse Ventures, Mr. McNamara served as Chief Executive Officer of Flex, Ltd., an international product development firm, from January 2006 to December 2018. Prior to his appointment as Chief Executive Officer of Flex, Mr. McNamara served in various senior leadership roles at Flex, including as its Chief Operating Officer. Mr. McNamara currently serves on the board of directors of Carrier Global Corporation, a publicly-traded provider of heating, ventilating, air conditioning, refrigeration, and fire & security solutions. Mr. McNamara previously served on the board of directors of Workday, Inc., a publicly-traded human capital software provider, from December 2011 to April 2020, and Flex from October 2005 to December 2018. Mr. McNamara holds a Master of Business Administration from Santa Clara University and a Bachelor of Arts in Industrial Management from the University of Cincinnati.
We believe that Mr. McNamara is qualified to serve as a member of our board of directors because of his experience as a technology company chief executive officer, his experience as a public company board member, his extensive technology company operating experience, and his knowledge of the industry in which we operate.
John O’Farrell. Mr. O’Farrell has served as a member of our board of directors since April 2011. Since June 2010, Mr. O’Farrell has served as a General Partner at Andreessen Horowitz, a venture capital firm. Prior to joining Andreessen Horowitz, Mr. O’Farrell served in various management positions with Silver Spring Networks, Inc., a smart grid networking company, Opsware, Inc., a publicly-traded software company, At Home Corporation, an Internet service provider, US WEST Inc., a U.S. telecommunications company, and Telecom Eireann, an Irish telecommunications company. From January 2013 to June 2020, Mr. O’Farrell served as a member of the board of directors of PagerDuty, Inc., a publicly-traded software-as-a-service company that provides a digital operations management platform for businesses. Mr. O’Farrell also serves as a member of the board of directors of a number of privately held companies and the U.S. Fund for UNICEF (d/b/a UNICEF USA). Mr. O’Farrell holds a Masters of Business Administration from Stanford University and a Bachelor of Engineering in Electrical Engineering from University College Dublin.
We believe that Mr. O’Farrell is qualified to serve as a member of our board of directors because of his significant knowledge of and history with our Company, his business and venture capital expertise, his extensive experience as an executive and board member of technology companies, and his knowledge of the industry in which we operate.
Graham Smith. Mr. Smith has served as a member of our board of directors since December 2018. Mr. Smith serves as a member of the board of directors of Splunk Inc., a provider of information technology software tools and solutions, and BlackLine, Inc., a financial and accounting software company, both of which are publicly-traded software companies. From February 2015 to March 2020, Mr. Smith served as a member of the board of directors of Xero Limited, a publicly-traded technology company offering cloud-based accounting software for small and medium-sized businesses. From March 2015 to February 2019, Mr. Smith served as a member of the board of directors of MINDBODY, Inc., a publicly-traded technology platform serving the fitness, beauty, and wellness services industries, which was acquired by Vista Equity Partners in February 2019. From December 2015 to June 2018, Mr. Smith served as a member of the board of directors of Citrix Systems, Inc., a publicly-traded software company providing server, application, and desktop virtualization, and networking. From December 2007 to June 2015, Mr. Smith worked at salesforce.com, inc. serving first as Chief Financial Officer and then as Executive Vice President, Finance. From January 2003 to December 2007, Mr. Smith served as Chief Financial Officer at Advent Software, Inc., a portfolio accounting software company. Mr. Smith qualified as a member of the Institute of Chartered Accountants in England and Wales and holds a Bachelor of Science in Economics and Politics from the University of Bristol.
We believe that Mr. Smith is qualified to serve as a member of our board of directors because of his experience as a current and former director of many public companies, his extensive finance background, including service as a chief financial officer of several large, publicly-traded technology companies, and his knowledge of the industry in which we operate.
Corporate Governance
Our business and affairs are managed under the direction of our board of directors, which is elected by our stockholders. In carrying out its responsibilities, our board of directors selects and monitors our top management, provides oversight of our financial reporting processes, and determines and implements our corporate governance policies.
Our board of directors and management team are committed to good corporate governance to ensure that we are managed for the long-term benefit of our stockholders, and we have a variety of policies and procedures to promote such goals. To that end, during the past year, our management periodically reviewed our corporate governance policies and practices to ensure that they remain consistent with the requirements of the Sarbanes-Oxley Act, SEC rules, and NYSE listing standards.
Besides verifying the independence of the members of our board of directors and committees (which is discussed in the section titled “Independence of Our Board ” under Item 13 of this Annual Report on Form 10-K), at the direction of our board of directors, we also:
•Periodically review and make necessary changes to the charters for our audit and risk, compensation, and nominating and corporate governance committees;

•Have established disclosures control policies and procedures in accordance with the requirements of the Sarbanes-Oxley Act and the rules and regulations of the SEC;
•Have a procedure for receipt and treatment of anonymous and confidential complaints or concerns regarding audit or accounting matters in place; and
•Have a code of conduct that applies to our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers.
In addition, we have adopted a set of corporate governance guidelines. Our nominating and corporate governance committee is responsible for reviewing our corporate governance guidelines from time to time and reporting and making recommendations to our board of directors concerning corporate governance matters. A copy of our corporate governance guidelines can be found on our investor relations website at investor.slackhq.com. Our corporate governance guidelines address such matters as:
•Director Independence - Independent directors must constitute at least a majority of our board of directors;
•Monitoring Board of Directors Effectiveness - Our board of directors must conduct an annual self-evaluation of our board and its committees;
•Board of Directors Access to Independent Advisors - Our board of directors as a whole, and each of its committees separately, have authority to retain independent experts, advisors, or professionals as each deems necessary or appropriate; and
•Board Committees - All members of the audit and risk, compensation, and nominating and corporate governance committees are independent in accordance with applicable NYSE criteria.
Code of Conduct
Our board of directors has adopted a code of conduct that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our code of conduct is available on our investor relations website at investor.slackhq.com under “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our code of conduct by posting such information on the website address and location specified above. During fiscal year 2021, no such waivers were granted from any provision of the code of conduct.
Board of Directors Leadership Structure
Stewart Butterfield, our co-founder and Chief Executive Officer, serves as Chairperson of our board of directors, presides over meetings of our board of directors, and holds such other powers and carries out such other duties as are customarily carried out by the Chairperson of our board of directors. Mr. Butterfield brings valuable insight to our board of directors due to the perspective and experience he has as our co-founder and Chief Executive Officer.
Our board of directors has appointed John O’Farrell to serve as our lead independent director. As lead independent director, Mr. O’Farrell presides over periodic meetings of our independent directors, serves as a liaison between the Chairperson of our board of directors and the independent directors, and performs such additional duties as our board of directors may otherwise determine and delegate.
Committees of Our Board of Directors
Our board of directors has established an audit and risk committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members serve on these committees until their resignation or until as otherwise determined by our board of directors. Each of the audit and risk, compensation, and nominating and corporate governance committees operates pursuant to a separate written charter adopted by our board of directors that is available to stockholders at investor.slackhq.com under “Governance.”
Audit and Risk Committee
Our audit and risk committee consists of Mr. Smith and Mses. Friar and Jordan, with Mr. Smith serving as Chairperson. Our audit and risk committee, among other things:
•selects and hires a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•supervises and evaluates the independent registered public accounting firm;
•evaluates the independence of the independent registered public accounting firm;
•discusses the scope and results of the audit with the independent registered public accounting firm, and reviews, with management and the independent registered public accounting firm, our interim and year-end results of operations;
•approves audited financial information and the audit and risk committee report;
•oversees procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•reviews major financial risk exposures, information security risk, and cybersecurity risk;
•reviews related party transactions;
•obtains and reviews a report by the independent registered public accounting firm at least annually, that describes our internal control procedures, any material issues with such procedures and any steps taken to deal with such issues;
•reviews disclosure controls and procedures; and
•approves (or, as permitted, pre-approves) all audit and all permissible non-audit services and fees, to be performed by the independent registered public accounting firm.
Our audit and risk committee annually reviews the independent registered public accounting firm’s independence, including reviewing all relationships between the independent registered public accounting firm and us and any disclosed relationships or services that may impact the objectivity and independence of the independent registered public accounting firm, and the independent registered public accounting firm’s performance.
Compensation Committee
Our compensation committee consists of Messrs. Braccia and McNamara and Ms. Cooper, with Ms. Cooper serving as Chairperson. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. Our compensation committee, among other things:
•reviews, approves, and determines, or makes recommendations to our board of directors regarding, the compensation of our executive officers;
•administers our stock and equity incentive plans;
•reviews and approves, or make recommendations to our board of directors regarding, incentive compensation and equity plans; and
•establishes and reviews general policies relating to the compensation and benefits offered to our employees.

Our compensation committee operates under a written charter that satisfies the applicable rules of the SEC and the NYSE listing standards.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Messrs. McNamara and Smith and Ms. Cooper, with Ms. Cooper serving as Chairperson. Our nominating and corporate governance committee, among other things:
•identifies, evaluates, and selects, or makes recommendations to our board of directors regarding, nominees for election to our board of directors and its committees;
•evaluates the performance of our board of directors, its committees, and individual directors;
•considers and makes recommendations to our board of directors regarding the composition of our board of directors and its committees;
•reviews developments in corporate governance practices;
•evaluates the adequacy of our corporate governance practices and reporting; and
•develops and makes recommendations to our board of directors regarding corporate governance guidelines and matters.
Our nominating and corporate governance committee operates under a written charter that satisfies the applicable listing requirements and rules of the NYSE.
Compensation Committee Interlocks and Insider Participation
During fiscal year 2021, Messrs. Braccia and McNamara and Ms. Cooper served as members of the compensation committee. None of the members of our compensation committee is or has been an officer or employee of our Company or has had any other relationship requiring disclosure herein. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. See the section titled “Certain Relationships and Related Party Transactions” for information about related party transactions involving members of our compensation committee or their affiliates.
Stockholder Recommendations
No material changes have been made to the procedures by which our stockholders may recommend nominees to our board of directors since the procedures described in our proxy statement for our 2020 annual meeting of stockholders filed with the SEC on May 5, 2020.
Non-Employee Director Compensation
Non-Employee Director Compensation Policy
We believe that a combination of cash and equity compensation is appropriate to attract and retain the individuals we desire to serve on our board of directors and that this approach is comparable to the policies of our peers. We further believe that it is appropriate to provide cash compensation to our non-employee directors to compensate them for their time and effort and to provide equity compensation to our non-employee directors to align their long-term interests with those of the Company and our stockholders.
In June 2019, we adopted our Non-Employee Director Compensation Policy (as amended and restated from time to time, the Non-Employee Director Compensation Policy) for the compensation of our non-employee directors. Our compensation committee conducts an annual evaluation of the design and competitiveness of our Non-Employee Director Compensation Policy in light of best practices, market trends and a competitive market analysis of data for the Company’s compensation peer group prepared by the compensation committee’s compensation consultant and makes appropriate recommendations to our board of directors with respect to the compensation of our non-employee directors.
During fiscal year 2021, our compensation committee reviewed and considered a peer group compensation data analysis prepared by Compensia. Our compensation committee did not strictly target any specific levels of pay, and instead, used the comparative market analysis provided by Compensia as a reference point in its decision-making process. In August 2020, after reviewing the comparative market analysis in consultation with Compensia, our compensation committee recommended increasing the Annual Grant (as defined below) from $180,000 to 200,000.
Pursuant to our Non-Employee Director Compensation Policy, our non-employee directors receive the following annual cash retainers for their service:

Annual Retainer for Board Membership
Annual service on the board of directors	$35,000
Annual service on the board of directors as lead independent director	$20,000
Additional Annual Retainer for Committee Membership
Annual service as member of the audit and risk committee (other than chair)	$10,000
Annual service as chair of the audit and risk committee	$20,000
Annual service as member of the compensation committee (other than chair)	$7,500
Annual service as chair of the compensation committee	$15,000
Annual service as member of the nominating and corporate governance committee (other than chair)	$4,000
Annual service as chair of the nominating and corporate governance committee	$8,000
Our Non-Employee Director Compensation Policy provides that upon initial election to our board of directors, a new non-employee director will be granted RSUs for our Class A common stock having a fair market value of $300,000, or the Initial Grant. In addition, on the date of each of our annual meetings of stockholders, each non-employee director who will continue as a non-employee director following such meeting will be granted an annual award of RSUs for our Class A common stock having a fair market value of $200,000, or the Annual Grant. The Initial Grant will vest in three equal annual installments on each anniversary of the non-employee director’s appointment to our board of directors, subject to continued service as a director through each applicable vesting date. The Annual Grant will vest in full on the earlier of (i) the first anniversary of the grant date or (ii) our next annual meeting of stockholders, subject to continued service as a director through the applicable vesting date. In addition, all such awards are subject to full accelerated vesting upon the sale event of our Company (as defined in the policy).
Employee directors receive no additional compensation for their service as a director.
We reimburse all reasonable out-of-pocket expenses incurred by non-employee directors for their attendance at meetings of our board of directors or any committee thereof.
Fiscal Year 2021 Non-Employee Director Compensation Table
The following table presents the total compensation for each person who served as a non-employee director during fiscal year 2021. Other than as set forth in the table below, we did not pay any compensation or make any equity awards to our non-employee directors during fiscal year 2021. During fiscal year 2021, Mr. Butterfield, our Chief Executive Officer, was a member of our board of directors, as well as an employee, and received no additional compensation for his services as a director. The compensation received by Mr. Butterfield as Chief Executive Officer of the Company is presented in “Executive Compensation—Summary Compensation Table” below.

Name	Fees Earned or Paid In Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Andrew Braccia(3)	42,500	193,943	236,443
Edith Cooper(4)	58,000	193,943	251,943
Sarah Friar(5)	45,000	193,943	238,943
Sheila B. Jordan(6)	45,000	193,943	238,943
Michael M. McNamara(7)	46,500	193,943	240,443
John O’Farrell(8)	65,000	193,943	258,943
Graham Smith(9)	59,000	193,943	252,943
____________
(1)The amounts reported represent annual cash retainer amounts earned by each of our non-employee directors during fiscal year 2021 pursuant to our Non-Employee Director Compensation Policy. Our annual cash retainers are paid quarterly.
(2)The amounts reported represent the grant date fair value of the RSUs granted during fiscal year 2021 under our 2019 Plan, as computed in accordance with FASB ASC Topic 718. Such grant value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value are set forth in the notes to our consolidated financial statements included in this Annual Report on Form 10-K. The amounts reported in this column reflect the accounting cost for these awards and does not correspond to the actual economic value that may be received by the director upon vesting, settlement, or sale of any of the underlying shares of our Class A common stock.
(3)As of January 31, 2021, Mr. Braccia held 5,854 RSUs for our Class A common stock.
(4)As of January 31, 2021, Ms. Cooper held 5,854 RSUs for our Class A common stock and 68,357 RSUs for our Class B common stock.
(5)As of January 31, 2021, Ms. Friar held (i) 5,854 RSUs for our Class A common stock and (ii) 25,377 restricted shares of our Class B common stock that are subject to risk of forfeiture through the David Riley and Sarah Friar Revocable Trust dated August 11, 2006.
(6)As of January 31, 2021, Ms. Jordan held 12,398 RSUs for our Class A common stock.
(7)As of January 31, 2021, Mr. McNamara held 15,148 RSUs for our Class A common stock.
(8)As of January 31, 2021, Mr. O’Farrell held 5,854 RSUs for our Class A common stock.
(9)As of January 31, 2021, Mr. Smith held (i) 5,854 RSUs for our Class A common stock and (ii) 105,000 restricted shares of our Class B common stock that are subject to risk of forfeiture.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership. Officers, directors, and stockholders who own more than 10% of our Class A common stock are required by SEC regulations to furnish us with copies of all such reports.
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that for fiscal year 2021 all required reports were filed on a timely basis under Section 16(a), other than one report of two contemporaneous transactions for the conversion of Class B common stock to Class A common stock by Allen Shim that was filed late due to an inadvertent administrative error.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes our executive compensation program and the decisions in fiscal year 2021 regarding the compensation for:
•Stewart Butterfield, our Co-Founder, Chief Executive Officer and Chairperson of the Board;
•Allen Shim, our Chief Financial Officer;
•Robert Frati, our Senior Vice President of Sales and Customer Success;
•David Schellhase, our General Counsel and Secretary; and
•Tamar Yehoshua, our Chief Product Officer.
We refer to these executive officers collectively in this Compensation Discussion and Analysis and the accompanying compensation tables as the “named executive officers.”
This Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each element of compensation that we provide. In addition, we explain how and why our compensation committee arrived at the specific compensation policies and decisions involving our named executive officers during fiscal year 2021.
Executive Summary
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
On December 1, 2020, we entered into the Merger Agreement with Salesforce, Merger Sub I, and Merger Sub. The Merger Agreement provides for the merger of Merger Sub I with and into us, with us continuing as the surviving corporation, immediately followed by a second merger of the surviving corporation into either Merger Sub II or Salesforce, with either Merger Sub II or Salesforce continuing as the surviving company, as applicable.
Highlights of Fiscal Year 2021 Corporate Performance
Specific financial and business highlights of our performance in fiscal year 2021 include:
•Total revenue was $902.6 million, an increase of 43% year-over-year.
•Calculated Billings was $1,036.5 million, an increase of 35% year-over-year.
•156,000 Paid Customers, up 42% year-over-year.
•1,183 Paid Customers >$100,000, up 32% year-over-year.
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including Calculated Billings. For a full reconciliation for Calculated Billings to the most directly comparable financial measure stated in accordance with GAAP, please see the section titled “Non-GAAP Financial Measures” included elsewhere in this Annual Report on Form 10-K.

Highlights of Fiscal 2021 Executive Compensation Program
Consistent with our performance and compensation objectives for fiscal year 2021, our compensation committee took the following key actions relating to the compensation of our named executive officers for fiscal year 2021:
Base Salary – Approved annual base salary increases ranging from 0% to 17.2%, as we continue to transition the compensation of our named executive officers to levels that are more consistent with those of our compensation peer group.
Bonus Plan – Based upon 99.5% achievement of the performance objective established for fiscal year 2021 under our Senior Executive Incentive Bonus Plan, or the Bonus Plan, we awarded an 85% payout to named executive officers.
Long-Term Incentive Compensation – Granted long-term incentive compensation in the form of stock options to purchase shares of our Class A common stock and service-based vesting RSUs that may be settled for shares of our Class A common stock to further align the long-term incentive opportunities of our named executive officers with those of our stockholders. The grant date fair values of these equity awards are set forth in the “Fiscal Year 2021 Summary Compensation Table” and the “Fiscal Year 2021 Grants of Plan-Based Awards Table” below.
Fiscal Year 2021 Executive Compensation Policies and Practices
Our executive compensation policies and practices reinforce our pay for performance philosophy and align with sound governance principles. Listed below are highlights of our fiscal year 2021 compensation policies and practices:

What we do		What we do not do
☑	Use a pay-for-performance philosophy to align executive compensation with performance	☒	No “single-trigger” cash or equity change in control benefits
☑	Use equity-based compensation to deliver a significant majority of the total compensation of our executive officers to further align their interests with those of our stockholders	☒	No tax gross ups on severance or change in control benefits
☑	Establish maximum payout amount under the Bonus Plan and require a threshold level of achievement for payout with respect to the performance measure	☒	No guaranteed bonuses or base salary increases
☑	Conduct an annual risk assessment of our executive and broad-based compensation programs to promote prudent risk management	☒	No post-termination retirement, pension or deferred compensation benefits
☑	Maintain a compensation committee comprised solely of independent directors with extensive relevant experience	☒	No perquisites and no health or other benefits, other than those that are generally available to our employees
☑	Conduct an annual review of our executive compensation strategy, competitiveness and peer group	☒	No strict benchmarking of compensation to a specific percentile of our peer group
☑	Retain an independent compensation consultant who reports directly to our compensation committee	☒	No hedging and no pledging by any employees or directors
Say-on-Pay and Say-on-Frequency Advisory Stockholder Votes on Executive Compensation
Through the end of fiscal year 2021, we were an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and were not required to hold an advisory vote on the compensation of our named executive officers, commonly referred to as a “say-on-pay” vote, or an advisory vote on the frequency of a “say-on-pay” vote.
Executive Compensation Philosophy, Objectives and Design
Our compensation philosophy strives to deliver an executive compensation program that drives and rewards performance and further aligns the compensation of our executive officers with the long-term interests of our stockholders. Consistent with this philosophy, our executive compensation program is designed to achieve the following primary objectives:
•attract, motivate, incentivize and retain our executive officers, who contribute to our long-term success;
•provide compensation packages to our executive officers that are competitive and drive and reward the achievement of our business objectives; and
•effectively align our executive officers’ interests with the interests of our stockholders by focusing on long-term equity incentives that correlate with the growth of sustainable long-term value for our stockholders.
Our executive compensation program design includes a mix of compensation elements including base salary, short-term bonus opportunities, long-term equity incentives, and benefits, including change in control payments and benefits, to attract and maintain our named executive officers. In determining the amount of base salary, short-term bonus opportunity, long-term equity incentives and other benefits awarded to each named executive officer, our compensation committee does not apply any fixed percentage of any one element in relation to the overall compensation package. Rather, our compensation committee looks at the overall compensation package and the relative amount of each element on a stand-alone basis for each individual to determine whether such amounts and mix of elements further the basic principles and objectives of our overall executive compensation program.
A significant majority of the compensation opportunity for our named executive officers is weighted towards equity, as opposed to cash, compensation. We structure our executive compensation program to be heavily weighted towards long-term equity incentives as we continue to transition the compensation of our named executive officers to levels that are more consistent with those of our compensation peer group, which we believe also correlates with the growth of sustainable long-term value for our stockholders.
We evaluate our executive compensation philosophy and executive compensation program as circumstances require, and we review our executive compensation philosophy, program design and competitiveness at least annually. As part of this review process, our compensation committee applies our values and the objectives outlined above.
Oversight of Executive Compensation Process
Role of the Compensation Committee
Our compensation committee discharges many of the responsibilities of our board of directors relating to the compensation of our executive officers, including our named executive officers, and the non-employee members of our board of directors (as described further in “Directors, Executive Officers and Corporate Governance—Non-Employee Director Compensation” above). Our compensation committee has overall responsibility for overseeing our compensation structure, policies and programs generally, and overseeing and evaluating the compensation plans, policies and practices applicable to our executive officers. Our compensation committee has the authority to retain, and has retained, an independent compensation consultant to provide support to the committee in its review and oversight of our executive compensation program.
Compensation-Setting Process
Role of the Chief Executive Officer
Our compensation committee is responsible for the compensation program for our executive officers and regularly reports to our board of directors on its discussions, decisions and other actions. In discharging its responsibilities, our compensation committee works with members of our management, including our Chief Executive Officer. Our management assists our compensation committee by providing information on corporate and individual performance, competitive market compensation data and management’s perspective on compensation matters. Our Chief Executive Officer makes compensation recommendations to our compensation committee for the compensation of each of our executive officers, other than with respect to his own compensation. These recommendations cover each executive officer’s total target direct compensation, consisting of base salary and short-term incentive opportunity and long-term compensation in the form of equity incentives. In making these recommendations, our Chief Executive Officer considers a variety of factors, including our business results, the executive officer’s individual contribution toward these results, the executive officer’s role and performance of duties and achievement of individual goals, as well as the relative compensation parity among all of our executive officers. Our compensation committee reviews the recommendations of our Chief Executive Officer and other data, including input from the independent compensation consultant to the committee, compensation survey data and publicly-available compensation data of our peers. Our compensation committee then exercises its own independent judgment to determine the target total direct compensation, and each element thereof, for each of our executive officers, including its compensation recommendation to the board of directors for our Chief Executive Officer. While our Chief Executive Officer attends certain meetings of our compensation committee, our compensation committee and board of directors meets in executive session outside the presence of our Chief Executive Officer when determining his compensation and when discussing certain other matters as well.
Role of the Compensation Consultant
Our compensation committee engages an independent external compensation consultant to assist it by providing information, analysis and other advice relating to our executive compensation program and the decisions resulting from its annual executive compensation review.
For fiscal year 2021, our compensation committee retained Compensia, Inc., a national compensation consulting firm with compensation expertise relating to technology companies, to provide it with market information, analysis, and other advice relating to executive compensation on an ongoing basis. Compensia was engaged directly by our compensation committee to, among other things, assist in developing an appropriate group of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as to assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers, individually as well as in the aggregate, is competitive and fair.
Based on the consideration of the factors specified in the rules of the SEC and the NYSE listing standards, our compensation committee does not believe that its relationship with Compensia and the work of Compensia on behalf of our compensation committee has raised any conflict of interest. Our compensation committee reviews these factors on an annual basis. As part of our compensation committee’s determination of Compensia’s independence, it received written confirmation from Compensia addressing these factors and stating its belief that it is an independent compensation consultant to the committee.
Our compensation committee determines the target total direct compensation opportunities for our executive officers, including our named executive officers. Our compensation committee does not use a single method or measure in making its determinations, nor does it establish specific targets for the total direct compensation opportunities of our executive officers. Nonetheless, as it continues to position the compensation of our named executive officers to levels that are more consistent with those of our compensation peer group, our compensation committee begins its deliberations on cash and equity compensation levels with reference to the 25th, 50th, 60th, and 75th percentile levels for cash compensation and target total direct compensation as reflected in competitive market data.
When determining the amount of each compensation element and approving each compensation element and the target total direct compensation opportunity for our executive officers, our compensation committee considers the following factors, among others: our performance against the corporate performance objectives established by our compensation committee and our board of directors; our financial performance relative to our compensation peer group; the compensation levels and practices of our compensation peer group; each individual executive officer’s skills, experience and qualifications relative to other similarly-situated executives at the companies in our compensation peer group; the scope of each individual executive officer’s role compared to other similarly-situated executives at the companies in our compensation peer group; the performance of each individual executive officer, based on a subjective assessment of his or her contributions to our overall performance, ability to lead his or her function and ability to work as part of a team, all of which reflect our core values and compensation parity among our individual executive officers.
These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunity for each executive officer. No single factor is determinative in setting pay levels, nor was the impact of any factor on the determination of pay levels quantifiable. Our compensation committee reviews the base salary levels, short-term incentive compensation opportunities and long-term incentive compensation opportunities of our named executive officers, each fiscal year at the beginning of the year, or more frequently as warranted. Long-term incentive compensation is granted on a regularly-scheduled basis, as described in “Other Compensation Policies—Equity Award Grant Policy” below.
Competitive Positioning
For purposes of comparing our executive compensation against the competitive market, our compensation committee reviews and considers the compensation levels and practices of a group of peer companies.
In August 2019, with the assistance of Compensia, our compensation committee reviewed our compensation peer group for fiscal year 2021, which was generally developed from publicly traded companies with a focus on software, with an emphasis on software-as-a-service and cloud business models, with revenues of 0.5 to 2.0 times our annual revenue, and a range of 0.33 to 3.0 times our market capitalization. Our compensation committee reviews our compensation peer group at least annually and makes adjustments to its composition, if warranted, taking into account changes in both our business and the businesses of the companies in the peer group. Our compensation committee uses data drawn from our compensation peer group to evaluate the competitive market when determining the total direct compensation packages for our executive officers.
At the beginning of fiscal year 2021, based on the foregoing, our compensation committee used the following compensation peer group to assist with the determination of compensation for our executive officers:

Alteryx	Elastic	Paycom Software	Veeva Systems
Anaplan	Guidewire Software	Proofpoint	Zendesk
Coupa Software	HubSpot	RingCentral	Zoom Video Communications
DocuSign	New Relic	Splunk	Zscaler
Dropbox	Okta	Twilio

Elements of Executive Compensation Program
Our executive compensation program consists of the following primary components:
•base salary;
•short-term annual incentive bonuses;
•long-term equity compensation; and
•severance and change in control-related payments and benefits.
We also provide our executive officers with comprehensive employee benefit programs, such as medical, dental and vision insurance, a 401(k) plan, life and disability insurance, and other plans and programs made available to our eligible employees.

We believe these elements provide a compensation package that attracts and retains qualified individuals, links individual performance to company performance, focuses the efforts of our named executive officers on the achievement of both our short-term and long-term objectives and further aligns the interests of our executive officers with those of our stockholders.
Base Salaries
We provide base salary as a fixed source of compensation for each of our named executive officers, allowing them a degree of certainty relative to the significant majority of their compensation that is based on equity awards, the value of which varies and, with respect to stock options, is contingent on our stock price appreciation. Our compensation committee recognizes the importance of base salaries as an element of compensation that helps to attract and retain highly qualified executive talent.
The initial base salaries of our executive officers are established through arm’s-length negotiation at the time the individual executive officer is hired, taking into account a variety of factors, including his or her qualifications, experience, comparable market data and compensation expectations. At the beginning of each year, our compensation committee reviews, and adjusts as necessary, base salaries for each of our named executive officers. Our compensation committee does not apply specific formulas in setting base salary levels or determining adjustments from year to year; however, in completing its annual review and adjustment, our compensation committee targets paying each of our named executive officers base salaries that are competitive with current market practice (as reflected by our compensation peer group) and after taking into consideration our Chief Executive Officer’s recommendations (other than with respect to himself) and each individual’s role and scope of responsibilities, experience, past performance and expected future performance, the base salary levels of our executive officers as well as the total direct compensation package of which the base salary forms but one part.
The base salaries of our named executive officers prior to and following the fiscal year 2021 increase approved by our compensation committee were as follows:

Base Salaries

Named Executive Officer	Fiscal Year 2020 Base Salary ($)	Fiscal Year 2021 Base Salary ($)(1)	Increase from Fiscal Year 2020 (%)
Stewart Butterfield	430,000	430,000	—%
Allen Shim	365,000	385,000	5.5%
Robert Frati	450,000	450,000	—%
David Schellhase	345,000	375,000	8.7%
Tamar Yehoshua	320,000	375,000	17.2%
____________
(1)Base salary adjustments were approved in March 2020 and effective as of February 1, 2020, the first day of fiscal year 2021.
Annual Performance-Based Incentives
We use performance-based incentives to motivate our named executive officers to achieve our annual financial and operational objectives, while making progress towards our longer-term strategic and growth goals. All of our named executive officers, except for Mr. Frati, participate in the Bonus Plan. Mr. Frati participates in a sales incentive plan, or the Sales Incentive Plan, as described in “Sales Incentive Plan” below.
Typically, near the beginning of each fiscal year, our compensation committee adopts the performance criteria and targets for our Bonus Plan for that fiscal year, and establishes the target annual incentive opportunity for each plan participant based on a percentage of each participant’s base salary, the performance measures and the associated target levels for each measure, and the potential payouts based on actual performance for the fiscal year.

In addition, our compensation committee considered the factors described in “Oversight of Executive Compensation Program—Compensation-Setting Process” above.
Overview & Structure
In March 2020, our compensation committee adopted and approved the performance criteria and targets for fiscal year 2021 under our Bonus Plan, as set forth in “Bonus Plan Corporate Performance Measures” below. The Bonus Plan provides opportunities for incentive compensation payouts based on our actual achievement of pre-established corporate financial objectives. The target levels for the financial objectives were set at levels determined to be challenging and requiring substantial skill and effort by our named executive officers. The Bonus Plan provided for an annual performance period with annual cash payouts, in order to align the committee’s assessment of our named executive officers’ performance to our achievement of our annual operating plan.
Target Annual Incentive Compensation Opportunities
In March 2020, in connection with its review of our executive compensation program, our compensation committee approved the target annual incentive opportunities of our named executive officers, as set forth in the table below. Our compensation committee has set the target annual incentive opportunities for our named executive officers as percentages of their base salaries. In setting the target annual incentive opportunities, our compensation committee considered the recommendation of our Chief Executive Officer (other than with respect to himself) and each named executive officer’s performance, individual contributions, responsibilities, experience, prior annual incentive compensation opportunity, peer group market data and internal parity among this group.

Target Performance-Based Incentives for Fiscal Year 2021

Named Executive Officer	Base Salary ($)	Target Performance-Based Incentive Under the Bonus Plan ($)	Target Performance-Based Incentive as Percent of Base Salary
Stewart Butterfield	430,000	430,000	100%
Allen Shim	385,000	231,000	60%
Robert Frati(1)	450,000	450,000	100%
David Schellhase	375,000	225,000	60%
Tamar Yehoshua	375,000	225,000	60%
____________
(1)Reflects target under Mr. Frati’s Sales Incentive Plan.
Bonus Plan Corporate Performance Measures
To measure performance for purposes of the Bonus Plan, our compensation committee selected annual revenue as the corporate performance measure because we believed annual revenue was the best indicator of our successful execution of our annual operating plan. We define “annual revenue” as GAAP revenue as reflected in our audited financial statements for fiscal year 2021.
Our compensation committee set the target performance level for annual revenue at $906.8 million, which would result in 100% payment funding. Annual revenue achievement of 110% of target would result in a maximum funding of 200%. Total funding and payouts under the Bonus Plan were capped at 200% of the target annual cash incentive opportunities.
Bonus Plan Funding Methodology
Our compensation committee assessed performance and determined payouts under our Bonus Plan in a two-part process: (1) first, our compensation committee measured actual performance against the pre-established target level for the performance period; and (2) second, our compensation committee exercised its discretion to determine the actual payout.
As a threshold matter, our named executive officers, except for Mr. Frati, were eligible for annual incentive compensation payouts with respect to the annual revenue performance measure for fiscal year 2021 only if we met or exceeded 96% of the annual revenue target. A high threshold was required to ensure that significant achievement was a prerequisite to receive any incentive payment. At the threshold performance level of 96% of target, the bonus payment funding percentage was 40%. Each additional 1% achievement between 96% to 100% would result in an additional 15% payment funding. For achievement between 100% and 102%, the payment funding would remain the same. Each additional 1% achievement over 102% would result in an additional 12.5% payment funding, with a maximum funding of 200% at 110% achievement of target or greater.
Caps on Payment. The cap on total payouts was set to manage potential incentive compensation costs and avoid incentivizing undue risk in our executive compensation program, while still maintaining appropriate incentives for our named executive officers.
Performance in Fiscal Year 2021 and Payout. For fiscal year 2021, our target performance level and actual achievement of the target under the Bonus Plan were as follows:

Performance Measure	Target ($ in millions)	Result ($ in millions)	Actual Achievement of Target (%)
Revenue	906.8	902.6	99.5%
The resulting total funding percentage was 85%. Consequently, our compensation committee determined that each named executive officer receive a bonus payout of 85% of their target bonus percentage. As a result, the total payouts to our named executive officers under the Bonus Plan in fiscal year 2021 were as follows:

Named Executive Officer	Fiscal Year 2021 Target Annual Performance-Based Incentive Compensation Opportunity ($)	Fiscal Year 2021 Actual Performance-Based Incentive Compensation ($)
Stewart Butterfield	430,000	365,500
Allen Shim	231,000	196,350
David Schellhase	225,000	191,250
Tamar Yehoshua	225,000	191,250
Sales Incentive Plan
In fiscal year 2021, Mr. Frati participated in the Sales Incentive Plan. The compensation committee determined that to properly incentivize Mr. Frati’s performance, it was appropriate to compensate him, as our top sales executive, on a similar basis as the other key sales employees.
For fiscal year 2021, Mr. Frati’s commission was based on quarterly quotas for annualized contract value, new customer annualized contract value and gross renewal rate and paid quarterly. We have not disclosed the specific formulae or performance targets in Mr. Frati’s Sales Incentive Plan because the metrics used for Mr. Frati’s Sales Incentive Plan, annualized contract value, new customer annualized contract value and gross renewal rate, are not otherwise publicly disclosed by us, and we believe that disclosure would cause competitive harm. The quarterly quotas were set at levels determined to be challenging and requiring substantial effort by Mr. Frati to be achieved and would not be achieved with average or below average performance. Mr. Frati earned 98.9% of his fiscal year 2021 target incentive compensation opportunity and earned a total payment of $444,979 under the Sales Incentive Plan in fiscal year 2021. Mr. Frati did not participate in any other bonus plan during fiscal year 2021.

Long-Term Equity Incentives
We view long-term incentive compensation in the form of equity awards as a critical element of our executive compensation program. The realized value of these equity awards bears a direct relationship to our stock price, and, therefore, these awards are an incentive for our named executive officers to create value for our stockholders. Equity awards also help us retain qualified executive officers in a competitive market.
Long-term incentive compensation opportunities in the form of equity awards are granted by our compensation committee on a regularly-scheduled basis, as described in “Other Compensation Policies—Equity Award Grant Policy” below. The amount and forms of such equity awards are determined by our compensation committee after considering the factors described in “Oversight of Executive Compensation Program—Compensation-Setting Process” above. The amounts of the equity awards are also intended to provide competitively-sized awards as compared to our compensation peer group, resulting in target total direct compensation opportunities that are competitive with the compensation opportunities offered by the companies in our compensation peer group for similar roles and positions for each of our executive officers, and after taking into consideration our focus on delivering significantly more value through long-term incentive compensation than through target total cash compensation.
For fiscal year 2021, our compensation committee determined that the equity awards to be granted (i) to our Chief Executive Officer should be solely in the form of options to purchase shares of our Class A common stock and (ii) to our other executive officers should be in the form of options to purchase shares of our Class A common stock and RSUs, divided equally to deliver half of the intended aggregate fair value in stock options and the remaining half in RSUs. In making its determinations as to the intended target value to award to each of our named executive officers, our compensation committee considered the factors described in “Oversight of Executive Compensation Program—Compensation-Setting Process” above. Our compensation committee granted our Chief Executive Officer’s equity incentive solely in the form of a stock option because it determined a stock option would best incentivize our Chief Executive Officer and reward growth in the market price of our common stock while not providing any value below the fixed exercise price and split our other named executive officer grants equally between stock options and RSUs because it determined this was in line with practices in our compensation peer group and reflected an appropriate balance of equity awards that have value only if the market price of our common stock increases and equity awards that have value regardless of the market price of our common stock.
Stock Options
We believe that stock options provide a strong reward for growth in the market price of our common stock, as their entire value depends on stock price appreciation over the value on the grant date, as well as a strong incentive for our named executive officers to remain employed with us as they require continued employment through the multi-year vesting period. In fiscal year 2021, we granted our Chief Executive Officer an early exercisable stock option to purchase 937,471 shares of our Class A common stock, which has a 10-year term and vests in 16 equal quarterly installments, subject to his continued employment with us through each applicable vesting date. Any shares acquired by our Chief Executive Officer prior to vesting, are subject to repurchase by us at the original exercise price in the event of our Chief Executive Officer’s termination of service to us. The size of the option grant was determined based on a comparison to the compensation of chief executive officers in our compensation peer group and based on our Chief Executive Officer’s unvested equity holdings.
In fiscal year 2021, we granted our other named executive officers stock options to purchase shares of our Class A common stock, which have a 10-year term and generally vest in 16 equal quarterly installments, subject to the named executive officer’s continued employment with us through each applicable vesting date. Our compensation committee determined the size of each option grant based on a comparison to the compensation of other named executive officers in our compensation peer group and based on our named executive officers’ unvested equity holdings.
Consistent with our compensation objectives, we believe this approach further aligns our executive officers’ efforts and contributions with our long-term interests and allows them to participate in any future appreciation in the value of our common stock.

RSUs
We believe RSUs also provide a strong retention incentive for our named executive officers, provide a reward for growth in the value of our common stock and are less dilutive than stock options to our stockholders. All RSUs are granted under our 2019 Plan and are settled for shares of our Class A common stock. In fiscal year 2021, we granted all our named executive officers, except our Chief Executive Officer who received stock options only, RSUs that generally vest in 16 equal quarterly installments, subject to the named executive officer’s continued employment with us through each applicable vesting date. The size of each named executive officer’s RSU grant was determined based on a comparison to the compensation of other named executive officers in our compensation peer group and our named executive officers’ unvested equity holdings.
The equity awards granted to our named executive officers in fiscal year 2021 are set forth in the “Fiscal Year 2021 Summary Compensation Table” and the “Fiscal Year 2021 Grants of Plan-Based Awards Table” below.
Employee Benefit Programs
Our named executive officers are eligible to participate in all of our employee benefit plans offered to U.S. employees, including our medical, dental, life and disability insurance plans, in each case on the same basis as other employees of the same status. Our named executive officers are not eligible to participate in our ESPP.
Perquisites and Other Personal Benefits
We generally do not provide perquisites or personal benefits to our named executive officers. In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual in the performance of his or her duties, to make our executive team more efficient and effective or for recruitment or retention purposes. All future practices with respect to perquisites or other benefits for our named executive officers will be subject to review and approval by our compensation committee.
401(k) Plan
We maintain a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Plan participants are able to defer eligible compensation subject to applicable annual limits set by the Code. We provide a matching contribution of 50% of employee contributions up to $4,000, which is 100% vested after one year of service. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.
Post-Employment Compensation Arrangements
Each of our named executive officers participates in our Amended and Restated Executive Severance Plan which, as amended or modified from time to time, we refer to as the Executive Severance Plan, that provides for severance and accelerated vesting benefits in connection with certain terminations of employment. Under the Executive Severance Plan, if a named executive officer’s employment is terminated by us without cause or the named executive officer resigns for good reason, as each is defined in the Executive Severance Plan, then, in exchange for a release of claims, the named executive officer would be entitled to receive (i) a lump sum cash payment equal to six, or, in the case of our Chief Executive Officer, 12 months’ of the named executive officer’s base salary and (ii) a monthly cash payment over six or, in the case of our Chief Executive Officer, 12 months in an amount equal to our monthly contribution towards healthcare coverage. In the event the termination or resignation occurs within the period beginning three months prior to a change in control and ending 12 months after the change in control, then, in lieu of the foregoing benefits, the named executive officer would be entitled to receive (i) a lump sum cash payment equal to 12 months’ of the named executive officer’s base salary, (ii) a monthly cash payment over 12 months in an amount equal to our monthly contribution towards healthcare coverage, (iii) accelerated vesting of all equity awards held by the named executive officer; provided, that any equity awards subject to performance conditions will be deemed satisfied at the higher of target levels specified in the applicable award agreements or actual achievement, and (iv) a lump sum cash amount equal to the named executive officer’s annual target bonus, pro-rated through the date of termination or resignation. Payments under the Executive Severance Plan are subject to a clawback in the event that we determine that after a named executive officer’s date of termination that circumstances constituting cause existed at or prior to the named executive officer’s date of termination.
The payments and benefits provided under the Executive Severance Plan in connection with a change in control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Code. These payments and benefits may also subject an eligible participant, including the named executive officers, to an excise tax under Section 4999 of the Code. If the payments or benefits payable in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to the recipient.
For the purposes of our Executive Severance Plan, the closing of the Mergers will constitute a change in control.
Each of Messrs. Butterfield and Frati and Ms. Yehoshua entered into a waiver and acknowledgment agreement with Salesforce and us, or the Waiver Letters, that amends the rights that each executive has under the Executive Severance Plan. Under the Waiver Letters, the vesting schedule of each of our equity awards held by Messrs. Butterfield and Frati that is outstanding as of the closing of the mergers is amended to provide that 50% of the shares underlying such equity awards (determined on a tranche by tranche basis) will vest on each of the first and second anniversaries of the closing of the Mergers, subject to continued employment with Salesforce. Under Ms. Yehoshua’s waiver letter, the vesting of any of our equity awards held by Ms. Yehoshua that remain outstanding and unvested as of the second anniversary of the closing of the Mergers will fully accelerate on such second anniversary of the closing, subject to continued employment with Salesforce. The Waiver Letters also provide for the following: (i) the definition of “good reason” as it applies to the executive will no longer include a material diminution in the executive’s position, responsibilities, authority or duties as grounds for a resignation for good reason, (ii) Messrs. Butterfield and Frati and Ms. Yehoshua will not have the right to assert good reason under the terms of the Executive Severance Plan or any of executive’s equity award agreements with us as a result of any changes to executive’s position, responsibilities, authority or duties and (iii) the accelerated vesting of equity awards in connection with certain terminations of the executive’s employment will only apply to unvested awards held by the executive prior to the closing of the Mergers. The Waiver Letters also provide that each executive will be eligible to participate in any Salesforce severance plan applicable to similarly situated employees of Salesforce once the Executive Severance Plan ceases to apply on the first anniversary of the closing of the Mergers.
New Offer Letters
In connection with the Merger Agreement and contingent upon the closing of the Mergers, each of Messrs. Butterfield and Frati, and Ms. Yehoshua entered into offer letters with Salesforce pursuant to which Mr. Butterfield will serve as President and Chief Executive Officer of Slack, Mr. Frati will serve as Executive Vice President of Sales and Customer Success of Slack and Ms. Yehoshua will serve as Chief Product Officer of Slack. Under the offer letters, Mr. Butterfield is entitled to an annual base salary of $650,000, Mr. Frati is entitled to an annual base salary of $450,000 and Ms. Yehoshua is entitled to an annual base salary of $500,000. Mr. Butterfield will have a target annual bonus opportunity under the Salesforce Gratitude Bonus Plan of 100% of his annual base salary, and Ms. Yehoshua’s target annual bonus opportunity under the Salesforce Gratitude Bonus Plan will be 50% of her annual base salary. Mr. Frati will have a target annual bonus opportunity under a sales incentive plan of 100% of his annual base salary. The offer letters also provide for Salesforce to grant Mr. Frati and Ms. Yehoshua the following Salesforce equity awards: (i) a number of restricted stock units, or Retention RSUs, calculated by dividing $2,500,000 by the average closing sale price of one share of Salesforce common stock during the two calendar months preceding the month in which the Retention RSUs will be granted and (ii) an option to acquire a number of shares of Salesforce common stock, or a Retention Option, calculated by dividing $2,500,000 by the quotient obtained by dividing the average closing sale price of one share of Salesforce common stock during the two calendar months preceding the month in which the stock options will be granted by the Salesforce option conversion factor. For Mr. Frati, (i) the Retention RSUs will vest as to 25% of the shares of Salesforce common stock underlying the awards on the first anniversary of the grant date and 1/16th of the shares of Salesforce common stock underlying the awards on each quarter thereafter, subject to continued employment with Salesforce and (ii) the Retention Option will vest as to 25% of the shares of Salesforce common stock underlying the awards on the first anniversary of the grant date and 1/48th of the shares of Salesforce common stock underlying the awards on each quarter thereafter, subject to continued employment with Salesforce. For Ms. Yehoshua, the Retention RSUs and Retention Option will vest as to 50% of the shares of Salesforce common stock underlying the awards on each of the third and fourth anniversaries of the grant date, subject to continued employment with Salesforce.
Other Compensation Policies
Equity Award Grant Policy
Our compensation committee has adopted a policy governing the grant of equity awards. Under this policy, we generally grant equity awards on a regularly scheduled basis to enhance the effectiveness of our internal control over our equity award grant process. Grants of equity awards are generally made monthly and will be effective on the date such grant is approved by our compensation committee.
The exercise price of all stock options will be equal to the closing trading price on The New York Stock Exchange of one share of our Class A common stock on the effective date of grant, or, if no closing trading price is reported for such date, the closing trading price on the next immediately following date for which a closing price is reported. If the grant of restricted stock or of RSUs is denominated in dollars, the number of shares of restricted stock or RSUs that are granted will generally be calculated by dividing the dollar value of the approved award by the average closing trading price on The New York Stock Exchange of one share of our Class A common stock over the trailing 30-day period ending on the last day of the month immediately prior to the month of the grant date.
Policy Prohibiting Hedging and Pledging of Company Securities
Our insider trading policy prohibits our employees, including our executive officers, and the non-employee members of our board of directors from engaging in any short sale and from buying or selling puts, calls, other derivative securities or any derivative securities that provide the economic equivalent of ownership of any of our Company’s securities or an opportunity, direct or indirect, to profit from any change in the value of our securities or engage in any other hedging transaction with respect to our securities, at any time. In addition, our insider trading policy prohibits our employees, including our executive officers, and the non-employee members of our board of directors from using our securities as collateral in a margin account or from pledging our securities as collateral for a loan.
Tax and Accounting Considerations
Deductibility of Executive Compensation
Section 162(m) of the Code denies a publicly-traded corporation a federal income tax deduction for remuneration in excess of $1 million per year per executive designated in Section 162(m) of the Code, including, but not limited to, the chief executive officer, chief financial officer, and the next three highly compensated executive officers. However, we believe that maintaining the discretion to provide compensation that is non-deductible allows us to provide compensation tailored to the needs of our company and our named executive officers and is an important part of our responsibilities and benefits our stockholders.
Taxation of “Parachute” Payments
Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the company that exceeds certain prescribed limits, and that the company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We have not agreed to provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any tax liability that the executive officer might owe as a result of the application of Sections 280G or 4999 of the Code.

Section 409A of the Code
Section 409A of the Code imposes additional significant taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A of the Code. Although we do not maintain a traditional nonqualified deferred compensation plan for our executive officers, Section 409A of the Code does apply to certain severance arrangements, bonus arrangements and equity awards, and we have structured all such arrangements and awards in a manner to either avoid or comply with the applicable requirements of Section 409A of the Code.
Accounting for Stock-Based Compensation
We follow the FASB ASC Topic 718 for our stock-based compensation awards. FASB ASC Topic 718 requires us to measure the compensation expense for all share-based payment awards made to our employees and non-employee members of our board of directors, including options to purchase shares of our common stock and other stock awards, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the executive compensation tables required by the federal securities laws, even though the recipient of the awards may never realize any value from such awards.
Summary Compensation Table
The following table presents information regarding the compensation awarded to, earned by and paid to each individual who served as one of our named executive officers during fiscal years ended January 31, 2019, 2020 and 2021.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Stewart Butterfield	2021	430,000	—	9,992,503	365,500	4,179	10,792,183
Chief Executive Officer(5)	2020	430,000	3,453,713	—	—	285,421	4,169,134
	2019	356,952	9,798,113	—	136,715	55,466	10,347,246
Allen Shim	2021	385,000	1,490,811	1,498,879	196,350	4,042	3,575,082
Chief Financial Officer	2020	365,000	2,567,400	455,192	50,188	4,439	3,442,219
	2019	320,000	3,357,900	—	122,880	4,094	3,804,874
Robert Frati	2021	450,000	1,987,756	1,998,509	444,979	4,000	4,885,244
Senior Vice President of Sales and Customer Success	2020	450,000	2,917,500	665,281	283,111	4,346	4,320,238
	2019	450,000	758,840	—	331,087	4,000	1,543,927
David Schellhase	2021	375,000	1,093,269	1,099,177	191,250	4,000	2,762,697
General Counsel(6)
Tamar Yehoshua	2021	375,000	1,093,269	1,099,177	191,250	6,000	2,764,697
Chief Product Officer(6)
____________
(1)The amounts reported represent the aggregate grant date fair value of the RSUs awarded to the named executive officers during fiscal years 2021, 2020 and 2019, calculated in accordance with FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value are set forth in the notes to our consolidated financial statements included in this Annual Report on Form 10-K. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the named executive officer upon vesting, settlement, or sale of any of the underlying shares common stock.

(2)The amounts reported represent the aggregate grant date fair value of the stock options awarded to the named executive officers during fiscal years 2021 and 2020, calculated in accordance with FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value are set forth in the notes to our consolidated financial statements included in this Annual Report on Form 10-K. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the named executive officer upon vesting, settlement, or sale of any of the underlying shares of common stock.
(3)The amounts reported for Messrs. Butterfield, Shim and Schellhase and Ms. Yehoshua represent the aggregate annual performance-based cash incentives earned based upon the achievement of performance goals described above in “Compensation Discussion and Analysis – Annual Performance Based Incentives –Performance in Fiscal Year 2021 and Payout.” For Mr. Frati, the amounts reported reflect quarterly commissions earned pursuant to the terms and conditions of the Sales Incentive Plan.
(4)The amounts reported represent 401(k) company matching contributions.
(5)From February 1, 2018 through June 30, 2018 as well as the month of September 2018, Mr. Butterfield was compensated in Canadian dollars for an aggregate amount of CAD$154,006, which has been converted into U.S. dollars, based on the exchange rate at the applicable points in time that such compensation was paid, to $119,637.
(6)Mr. Schellhase and Ms. Yehoshua were not named executive officers in fiscal years 2020 or 2019.

Fiscal Year 2021 Grants of Plan-Based Awards Table
The following table sets forth certain information with respect to all plan-based awards granted to our named executive officers during fiscal year 2021.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Stewart Butterfield	Annual Cash	—	172,000	430,000	860,000	—	—	—	—
	Annual Option	4/6/2020	—	—	—	—	937,471	24.31	9,992,503
Allen Shim	Annual Cash	—	92,400	231,000	462,000	—	—	—	—
	Annual Option	4/6/2020	—	—	—	—	140,621	24.31	1,498,879
	Annual RSU	4/6/2020	—	—	—	61,325	—	—	1,490,811
Robert Frati	Annual Cash	—	—	450,000	—	—	—	—	—
	Annual Option	4/6/2020	—	—	—	—	187,495	24.31	1,998,509
	Annual RSU	4/6/2020	—	—	—	81,767	—	—	1,987,756
David Schellhase	Annual Cash	—	90,000	225,000	450,000	—	—	—	—
	Annual Option	4/6/2020	—	—	—	—	103,122	24.31	1,099,177
	Annual RSU	4/6/2020	—	—	—	44,972	—	—	1,093,269
Tamar Yehoshua	Annual Cash	—	90,000	225,000	450,000	—	—	—	—
	Annual Option	4/6/2020	—	—	—	—	103,122	24.31	1,099,177
	Annual RSU	4/6/2020	—	—	—	44,972	—	—	1,093,269
____________
(1)This column sets forth the fiscal year 2021 target bonus amount for each of our named executive officers under our Bonus Plan or, solely for Mr. Frati, Mr. Frati’s Sales Incentive Plan. Target bonuses and Mr. Frati’s sales incentive were set as a percentage of each named executive officer’s base salary earned for fiscal year 2021. The dollar value of the actual bonus award and, for Mr. Frati, sales commissions earned, for fiscal year 2021 for each named executive officer is set forth in the Fiscal Year 2021 Summary Compensation Table above. The threshold and maximum columns represent the amount that would be paid upon achieving performance goals at their threshold and maximum levels. Mr. Frati’s Sales Incentive Plan did not have a threshold or maximum achievement level. The amounts set forth in this column do not represent either additional or actual compensation earned by the named executive officers for fiscal year 2021. For a description of the Bonus Plan and Mr. Frati’s Sales Incentive Plan, see “Compensation Discussion and Analysis –Annual Performance-Based Incentives” above.
(2)Annual stock options and RSUs were granted under the 2019 Plan. Each of the stock options and RSU awards listed in the table above vest in 16 equal quarterly installments. The stock option award granted to Mr. Butterfield is early exercisable, with any shares purchased prior to vesting subject to repurchase by us at the original exercise price upon any termination of employment. Stock options and RSUs are subject to potential vesting acceleration as described under the heading “Post-Employment Compensation Arrangements” above and “Potential Payments upon Termination or Change in Control” below.
(3)Stock options were granted with an exercise price equal to the closing trading price of our common stock on the date of grant, which was $24.31 per share for the April 6, 2020 annual grants.
(4)The amounts reported represent the aggregate grant date fair value of the stock options granted to our named executive officers in fiscal year 2021, calculated in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value are set forth in the notes to our consolidated financial statements included in this Annual Report on Form 10-K. These amounts do not necessarily correspond to the actual value recognized by our named executive officers.
Fiscal Year 2021 Outstanding Equity Awards at Fiscal Year-End Table
The following table provides information regarding outstanding equity awards held by our named executive officers as of January 31, 2021.

			Option Awards				Stock Awards(1)
	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options		Option Exercise Price($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested($)(2)
Name			Exercisable(#)	Unexercisable(#)
Stewart Butterfield	6/8/2016(3)	10/1/2017	—	—	—	—	533,869	22,513,256
	10/28/2018(4)	7/1/2019	—	—	—	—	767,191	32,352,444
	2/26/2019(5)	5/1/2019	—	—	—	—	165,938	6,997,605
	4/6/2020(6)	7/1/2020	697,471	—	24.31	4/6/2030	64,225	1,147,059
Allen Shim	5/21/2014(7)	—	172,605	—	0.14	5/21/2024	—	—
	5/10/2017(8)	6/1/2017	—	—	—	—	9,375	395,344
	2/21/2018(8)	5/1/2018	—	—	—	—	213,282	8,994,102
	2/26/2019(8)	5/1/2019	—	—	—	—	123,750	5,218,538
	2/26/2019(9)	5/1/2019	22,750	55,250	10.56	2/26/2029	—	—
	4/6/2020(8)	7/1/2020					49,827	2,101,205
	4/6/2020(8)	7/1/2020	26,366	114,255	24.31	4/6/2030	—	—
Robert Frati	6/20/2018(8)	5/1/2018	—	—	—	—	12,500	527,125
	6/20/2018(8)	8/1/2018	—	—	—	—	30,750	1,296,728
	2/26/2019(8)	5/1/2019	—	—	—	—	140,625	5,930,156
	2/26/2019(9)	5/1/2019	33,250	80,750	10.56	2/26/2029	—	—
	4/6/2020(8)	7/1/2020	—	—	—	—	66,436	2,801,606
	4/6/2020(8)	7/1/2020	35,155	152,340	24.31	4/6/2030	—	—
David Schellhase	11/28/2018(8)	3/1/2019	—	—	—	—	50,000	2,108,500
	2/26/2019(8)	5/1/2019	—	—	—	—	56,250	2,372,063
	2/26/2019(9)	5/1/2019	24,500	59,500	10.56	2/26/2029	—	—
	4/6/2020(8)	7/1/2020	—	—	—	—	36,540	1,540,892
	4/6/2020(8)	7/1/2020	19,335	83,787	24.31	4/6/2030	—	—
Tamar Yehoshua	1/28/2019(10)	4/1/2020	—	—	—	—	713,968	30,108,031
	4/6/2020(8)	7/1/2020	—	—	—	—	36,540	1,540,892
	4/6/2020(8)	7/1/2020	19,335	83,787	24.31	4/6/2030	—	—
____________
(1)Each RSU and restricted stock award with a grant date prior to June 2019 is for Class B common stock and was granted pursuant to our 2009 Plan and vests upon the satisfaction of both a time-based condition and a performance-based condition before the award’s expiration date. The performance-based condition was satisfied upon our direct listing. Each RSU and restricted stock award with a grant date after June 2019 is for Class A common stock and was granted pursuant to our 2019 Plan and vests upon the satisfaction of a time-based condition.
(2)This column represents the market value of the shares of Class A or Class B common stock underlying the RSUs or restricted stock as of January 31, 2021, based on the closing price of our Class A common stock, as reported on the NYSE, of $42.173 per share on January 29, 2021. The amount reported for Mr. Butterfield’s April 6, 2020 grant has been reduced by $24.31 per share, which was the amount Mr. Butterfield paid to exercise his stock option prior to vesting and is the price we must pay to repurchase the shares if Mr. Butterfield’s employment terminates prior to vesting.
(3)The time-based condition of the award vested as follows: 4.286% of the RSUs subject to the award satisfied the time-based condition each quarter commencing on the vesting commencement date, subject to Mr. Butterfield continuing to provide service to us on such date. On June 7, 2019, the time-based condition was automatically adjusted as follows: 7.5% of the RSUs subject to the award shall satisfy the time-based condition on the applicable quarterly vesting date, subject to Mr. Butterfield continuing to provide service to us on such dates. If Mr. Butterfield is subject to a termination without “cause” or resignation for “good reason” (as each term is defined in his stock purchase agreement dated March 17, 2009) within 12 months after a change in control (as defined in the award agreement), 100% of the RSUs shall immediately satisfy the time-based condition as of such termination date.
(4)This award represents an award for restricted shares of our Class B common stock under our 2009 Plan. With respect to such award, 1/6th of the shares shall vest and no longer be subject to our right of repurchase on the vesting commencement date, subject to Mr. Butterfield continuing to provide service to us through such date. Following such date, 1/24th of the shares shall vest and no longer be subject to our right of repurchase on each quarter thereafter, subject to Mr. Butterfield continuing to provide service to us through each such date. In addition, if Mr. Butterfield is subject to a termination without “cause” or resignation for “good reason” (as each term is defined in his stock purchase agreement dated March 17, 2009) within 12 months after a change in control (as defined in the award agreement), 100% of the shares shall vest and no longer be subject to our right of repurchase immediately upon such termination date.
(5)This award represents an award for restricted shares of our Class B common stock under our 2009 Plan. With respect to such award, 1/16th of the shares shall vest and no longer be subject to our right of repurchase on the vesting commencement date, subject to Mr. Butterfield continuing to provide service to us through such date. Following such date, 1/16th of the shares shall vest and no longer be subject to our right of repurchase on each quarter thereafter, subject to Mr. Butterfield continuing to provide service to us through each such date.
(6)This award represents an option to purchase shares of our Class A common stock under our 2019 Plan, a portion of which was exercised prior to vesting and remains subject to repurchase at the original exercise price. The option vests in 16 equal quarterly installments commencing on the vesting commencement date, with such vesting applied first to the shares exercised prior to vesting. The option is exercisable in full, provided that any shares acquired prior to vesting will be subject to repurchase at the original exercise price upon a termination of Mr. Butterfield's service to us.
(7)Mr. Shim’s stock option for Class B common stock was granted pursuant to our 2009 Plan and all of the shares are fully vested.
(8)The award vests in 16 equal quarterly installments commencing on the vesting commencement date, subject to the named executive officer continuing to provide service to us through each such vesting date.
(9)The award vests in 24 equal quarterly installments commencing on the vesting commencement date, subject to the named executive officer’s continued service to us through each such vesting date.
(10)The award vests in 12 equal quarterly installments commencing on the vesting commencement date, subject to the named executive officer’s continued service to us through each such vesting date.

Fiscal Year 2021 Option Exercises and Stock Vested Table
The following table presents, for each of our named executive officers, the shares of our common stock that were acquired upon the exercise of stock options and the vesting of RSUs and the related value realized upon such exercise or vesting during fiscal year 2021.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Stewart Butterfield	240,000	260,000	915,204	29,064,591
Allen Shim	70,000	1,803,023	282,250	7,664,943
Robert Frati	—	—	193,591	4,917,815
David Schellhase	—	—	253,000	8,486,109
Tamar Yehoshua	—	—	365,415	11,618,496
_____________
(1)The value realized on exercise is based on the difference between the closing trading price of our Class A common stock on the date of exercise and the applicable exercise price of those options.
(2)The value realized on vesting is determined by multiplying the number of vested restricted stock units or shares of restricted stock by the closing price of our Class A common stock on the vesting date.
Pension Benefits
We do not maintain any defined benefit pension plans under which our named executive officers are entitled to participate.
Nonqualified Deferred Compensation
We do not maintain any nonqualified deferred compensation plans or arrangements under which our named executive officers are entitled to participate.
Potential Payments upon Termination or Change in Control
Each of Slack’s named executive officers participates in the Slack Amended and Restated Executive Severance Plan, which, as amended or modified from time to time, we refer to as the Executive Severance Plan, that provides for severance and accelerated vesting benefits in connection with certain terminations of employment. Under the Executive Severance Plan, if a named executive officer’s employment with Slack is terminated by Slack without cause or the named executive officer resigns for good reason, as each is defined in the Executive Severance Plan, then, in exchange for a release of claims, the named executive officer would be entitled to receive (i) a lump sum cash payment equal to 6, or, in the case of Mr. Butterfield, 12 months’ of the named executive officer’s base salary and (ii) a monthly cash payment over 6 or, in the case of Mr. Butterfield, 12 months in an amount equal to Slack’s monthly contribution towards healthcare coverage. In the event the termination or resignation occurs within the period beginning three months prior to a change in control, including the Mergers, and ending 12 months after the change in control, then, in lieu of the foregoing benefits, the named executive officer would be entitled to receive (i) a lump sum cash payment equal to 12 months’ of the named executive officer’s base salary, (ii) a monthly cash payment over 12 months in an amount equal to Slack’s monthly contribution towards healthcare coverage, (iii) accelerated vesting of all equity awards held by the named executive officer; provided, that any equity awards subject to performance conditions will be deemed satisfied at the higher of target levels specified in the applicable award agreements or actual achievement, and (iv) a lump sum cash amount equal to the named executive officer’s annual target bonus, pro-rated through the date of termination or resignation. Payments under the Executive Severance Plan are subject to a clawback in the event that Slack determines that after an eligible participant’s date of termination that circumstances constituting cause existed at or prior to the eligible participant’s date of termination.

Neither the Executive Severance Plan, nor any other Slack plan, policy, agreement or arrangement provides any employee, officer or director with the right to a tax “gross-up” payment in connection with any “golden parachute” or other tax liability triggered in connection with the Mergers.
The following table presents information concerning estimated payments and benefits that would be provided pursuant to the arrangements described above for each of our named executive officers serving as of the end of fiscal year 2021. The payments and benefits set forth below are estimated assuming that the termination of employment or change in control event occurred on the last business day of fiscal year 2021, which was January 29, 2021, and a per share value of our common stock of $42.17, which is the closing market price per share of our Class A common stock on such date. We have assumed payment of a full target bonus for a termination as of January 31, 2021 and used continued health care coverage premiums as in effect on January 31, 2021. Actual payments and benefits could be different if such events were to occur on any other date or at any other price or if any other assumptions are used to estimated potential payments and benefits.

Name	Benefit	Termination without Cause or with Good Reason Not in Connection with a Change in Control ($)	Termination without Cause or with Good Reason in Connection with a Change in Control ($)
Stewart Butterfield	Cash Severance	430,000	860,000
	Health Benefits	19,076	19,076
	Equity Acceleration	—	75,467,196
	Total	449,076	76,346,272
Allen Shim	Cash Severance	192,500	616,000
	Health Benefits	13,713	27,426
	Equity Acceleration	—	20,496,235
	Total	206,213	21,139,661
Robert Frati	Cash Severance	225,000	900,000
	Health Benefits	13,713	27,426
	Equity Acceleration	—	15,828,915
	Total	238,713	16,756,341
David Schellhase	Cash Severance	187,500	600,000
	Health Benefits	13,156	26,311
	Equity Acceleration	—	9,398,685
	Total	200,656	10,024,996
Tamar Yehoshua	Cash Severance	187,500	600,000
	Health Benefits	10,728	21,455
	Equity Acceleration	—	33,145,358
	Total	198,228	33,766,813

Report of the Compensation Committee of the Board of Directors
The information contained in this compensation committee report shall not be deemed to be “soliciting material,” “filed” with the SEC, subject to Regulations 14A or 14C of the Exchange Act, or subject to the liabilities of Section 18 of the Exchange Act. No portion of this compensation committee report shall be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, through any general statement incorporating by reference in its entirety the proxy statement in which this report appears, except to the extent that Slack specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.
The compensation committee has reviewed and discussed the section captioned “Executive Compensation” with the company’s management team. Based on such review and discussions, the compensation committee recommended to the board of directors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
Compensation Committee
Edith Cooper (Chairperson)
Andrew Braccia
Michael M. McNamara

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 28, 2021, for:
•each of our named executive officers for fiscal year 2021;
•each of our directors;
•all of our directors and executive officers as a group; and
•each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our Class A or Class B common stock.
We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.
We have based percentage ownership of our common stock on 502,550,914 shares of our Class A common stock and 79,095,890 shares of our Class B common stock outstanding as of February 28, 2021. We have deemed shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of February 28, 2021 to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person. We have deemed shares of our common stock subject to RSUs for which the service condition has been satisfied or would be satisfied within 60 days of February 28, 2021 to be outstanding and to be beneficially owned by the person holding the RSUs for the purpose of computing the percentage ownership of that person. However, we did not deem these shares subject to stock options or RSUs outstanding for the purpose of computing the percentage ownership of any other person. This table also presents shares subject to the voting proxy held by our Chief Executive Officer, Stewart Butterfield, pursuant to certain voting agreements between Mr. Butterfield and certain other stockholders.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Slack Technologies, Inc., 500 Howard Street, San Francisco, California 94105.

	Shares Beneficially Owned
	Class A		Class B		Total Voting%†	Total Ownership%
	Shares	%	Shares	%
5% Stockholders:
Entities affiliated with T. Rowe Price(1)	28,108,301	5.6%	—	—	2.2%	4.8%
Entities affiliated with Vanguard(2)	41,802,676	8.3%	—	—	3.2%	7.2%
Named Executive Officers and Directors:
Stewart Butterfield(3)	2,600,370	*	38,584,666	48.6%	30.0%	7.1%
Shares subject to voting proxy(4)	244,147	*	35,637,974	45.0%	27.6%	6.2%
Total(3)(4)	2,844,517	*	74,222,640	93.5%	57.5%	13.2%
Allen Shim(5)	2,115,307	*	207,980	*	*	*
Robert Frati(6)	291,629	*	38,000	*	*	*
David Schellhase(7)	314,591	*	34,250	*	*	*
Tamar Yehoshua(8)	115,732	*	89,246	*	*	*
Andrew Braccia(9)	1,918,686	*	3,854,045	4.9%	3.1%	1.0%
Edith Cooper(10)	205,071	*	17,089	*	*	*
Sarah Friar(11)	—	—	406,017	*	*	*
Sheila B. Jordan(12)	3,273	*	—	—	*	*
Michael M. McNamara(13)	4,647	*	—	—	*	*
John O’Farrell(14)	1,018,138	*	—	—	*	*
Graham Smith(15)	26,000	*	150,000	*	*	*
All directors and executive officers as a group (13 persons)(16)	8,857,591	1.8%	79,019,267	99.1%	61.4%	15.1%
_____________
*    Represents less than one percent (1%).
†    Percentage of total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as a single class. The holders of our Class A common stock are entitled to one vote per share, and holders of our Class B common stock are entitled to ten votes per share.
(1)Based on information reported by T. Rowe Price Associates, Inc. on Schedule 13G/A filed with the SEC on January 11, 2021. T. Rowe Price Associates, Inc. listed its address as 100 E. Pratt Street, Baltimore, MD 21202.
(2)Based on information reported by Vanguard Group, Inc. on Schedule 13G/A filed with the SEC on February 10, 2021. Vanguard Group, Inc. listed its address as PO Box 2600 V26, Valley Forge, PA 19482-2600.
(3)Consists of (i) 1,097,017 shares of Class A common stock held of record by Mr. Butterfield, 5,633 shares of which are subject to repurchase by the Company, (ii) 38,355,865 shares of Class B common stock held of record by Mr. Butterfield, 914,691 shares of which are subject to repurchase by the Company, (iii) 697,471 shares of Class A common stock subject to outstanding options held by Mr. Butterfield that are exercisable within 60 days of February 28, 2021, all of which are subject to repurchase by the Company, (iv) 228,801 shares of Class B common stock subject to RSUs held by Mr. Butterfield that vest within 60 days of February 28, 2021, and (v) 805,882 shares of Class A common stock held by a charitable foundation and over which Mr. Butterfield retains voting and dispositive power.
(4)Consists of shares of Class A common stock and Class B common stock currently held, or that may be acquired within 60 days of February 28, 2021, by other stockholders over which, except under limited circumstances, Mr. Butterfield holds an irrevocable proxy, pursuant to voting agreements between Mr. Butterfield and each of such stockholders. We do not believe that the parties to these voting agreements constitute a “group” under Section 13 of the Exchange Act.
(5)Consists of (i) 199,438 shares of Class A common stock held of record by Mr. Shim, (ii) 35,155 shares of Class A common stock subject to outstanding options held by Mr. Shim that are exercisable within 60 days of February 28, 2021, (iii) 198,605 shares of Class B common stock subject to outstanding options held by Mr. Shim that are exercisable within 60 days of February 28, 2021, (iv) 3,833 shares of Class A common stock subject to RSUs held by Mr. Shim that vest within 60 days of February 28, 2021, (v) 9,375 shares of Class B common stock subject to RSUs held by Mr. Shim that vest within 60 days of February 28, 2021, (vi) 1,529,105 shares of Class A common stock held of record by the Shim-Park Family Revocable Trust, (vii) 76,308 shares of Class A common stock held of record by the Allen Shim 2019 Grantor Retained Annuity Trust dated May 1, 2019, and (viii) 271, 468 shares of Class A common stock held of record by an LLC of which Mr. Shim is the manager.
(6)Consists of (i) 239,646 shares of Class A common stock held of record by Mr. Frati, (ii) 46,873 shares of Class A common stock subject to outstanding options held by Mr. Frati that are exercisable within 60 days of February 28, 2021, (iii) 38,000 shares of Class B common stock subject to outstanding options held by Mr. Frati that are exercisable within 60 days of February 28, 2021, and (iv) 5,110 shares of Class A common stock subject to RSUs held by Mr. Frati that vest within 60 days of February 28, 2021.
(7)Consists of (i) 286,000 shares of Class A common stock held of record by Mr. Schellhase, (ii) 25,750 shares of Class A common stock subject to outstanding options held by Mr. Schellhase that are exercisable within 60 days of February 28, 2021, (iii) 28,000 shares of Class B common stock subject to outstanding options held by Mr. Schellhase that are exercisable within 60 days of February 28, 2021, (iv) 2,811 shares of Class A common stock subject to RSUs held by Mr. Schellhase that vest within 60 days of February 28, 2021, and (v) 6,250 shares of Class B common stock subject to RSUs held by Mr. Schellhase that vest within 60 days of February 28, 2021.
(8)Consists of (i) 87,141 shares of Class A common stock held of record by Ms. Yehoshua, (ii) 25,780 shares of Class A common stock subject to outstanding options held by Ms. Yehoshua that are exercisable within 60 days of February 28, 2021, (iii) 2,811 shares of Class A common stock subject to RSUs held by Ms. Yehoshua that vest within 60 days of February 28, 2021, and (iv) 89,246 shares of Class B common stock subject to RSUs held by Ms. Yehoshua that vest within 60 days of February 28, 2021.
(9)Consists of (i) 1,284,682 shares of Class A common stock held by entities affiliated with Accel, with which Mr. Braccia is affiliated, (ii) 3,854,045 shares Class B common stock held by the entities affiliated with Accel, with which Mr. Braccia is affiliated, (iii) 571,016 shares of Class A common stock held of record by the UA 10/26/2005 AKB Living Trust, (iv) 29,748 shares of Class A common stock held of record by the Braccia Family GST Exempt Trust, and (v) 33,240 shares of Class A common stock held of record by various trusts for which Mr. Braccia is a trustee.
(10)Consists of (i) 205,071 shares of Class A common stock held of record by Ms. Cooper and (ii) 17,089 shares of Class B common stock subject to RSUs held by Ms. Cooper that vest within 60 days of February 28, 2021.
(11)Consists of (i) 246,340 shares of Class B common stock held of record by the David Riley and Sarah Friar Revocable Trust Dated August 11, 2006, 25,377 shares of which are subject to repurchase by the Company, and (ii) 159,677 shares of Class B common stock held of record by the Sarah Friar 2019 Grantor Retained Annuity Trust Dated February 1, 2019.
(12)Consists of 3,273 shares of Class A common stock held of record by Ms. Jordan.
(13)Consists of 4,647 shares of Class A common stock held of record by Mr. McNamara.
(14)Consists of 1,018,138 shares of Class A common stock held of record by a family trust for which Mr. O’Farrell is a trustee.
(15)Consists of (i) 26,000 shares of Class A common stock held of record by Mr. Smith and (ii) 150,000 shares of Class B common stock held of record by Mr. Smith, 105,000 shares of which are subject to repurchase by the Company.
(16)Consists of (i) 8,857,591 shares of Class A common stock held of record by our current directors, executive officers, and trusts affiliated with our directors and executive officers, 5,633 shares of which are subject to repurchase by the Company, (ii) 79,019,267 shares of Class B common stock held of record by our current directors, executive officers, and trusts affiliated with our directors and executive officers, 1,045,068 shares of which are subject to repurchase by the Company, (iii) 856,839 shares of Class A common stock subject to outstanding options held by our directors and executive officers that are exercisable within 60 days of February 28, 2021, 697,471 shares of which are subject to repurchase by the Company, (iv) 290,605 shares of Class B common stock subject to outstanding options held by our directors and executive officers that are exercisable within 60 days of February 28, 2021, (v) 17,376 shares of Class A common stock subject to RSUs held by our directors and executive officers that vest within 60 days of February 28, 2021, and (vi) 352,449 shares of Class B common stock subject to RSUs held by our directors and executive officers that vest within 60 days of February 28, 2021; in each case including shares of Class A common stock and Class B common stock currently held, or that may be acquired within 60 days of February 28, 2021, by other stockholders over which, except under limited circumstances, Mr. Butterfield holds an irrevocable proxy, pursuant to voting agreements between Mr. Butterfield and each of such stockholders.
Equity Compensation Plan Information
The following table provides information as of January 31, 2021 regarding shares of common stock that may be issued under the Company’s equity compensation plans consisting of the 2009 Plan, the 2019 Plan, and the ESPP.

Equity Compensation Plan Information
Plan category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by security holders(1):	40,928,111(2)	$10.31(3)	74,348,541(4)
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	40,928,111	10.31	74,348,541
_____________
(1)The 2019 Plan provides that the number of shares reserved and available for issuance under the 2019 Plan will automatically increase each February 1, beginning on February 1, 2020, by 5% of the total number of shares of our Class A and Class B common stock issued and outstanding as of the immediately preceding January 31 or such lesser number of shares as determined by our compensation committee. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each February 1, beginning on February 1, 2020, by 1% of the total number of shares of our Class A common stock and Class B common stock issued and outstanding on the immediately preceding January 31 or such lesser number of shares as determined by our compensation committee. In January 2021, our compensation committee determined not to increase the number of shares available for issuance under our 2019 Plan or ESPP on February 1, 2021. As of January 31, 2021, a total of 115,276,652 shares of our Class A common stock had been reserved for issuance pursuant to the 2019 Plan. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The shares of Class A common stock and Class B common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire, or are otherwise terminated, other than by exercise, under the 2019 Plan and the 2009 Plan will be added back to the shares of Class A common stock available for issuance under the 2019 Plan (provided, that any such shares of Class B common stock will first be converted into shares of Class A common stock). The Company no longer makes grants under the 2009 Plan. As of January 31, 2021, a total of 12,770,714 shares of our Class A common stock had been reserved for issuance pursuant to the ESPP. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.
(2)Includes 6,228,405 shares of Class A common stock and Class B common stock issuable upon the exercise of outstanding options and 34,699,706 shares of Class A common stock and Class B common stock issuable upon the vesting of RSUs. Does not include 22,542,347 shares of restricted common stock issued under the 2009 Plan as such shares have been reflected in our total shares outstanding.
(3)As RSUs do not have any exercise price, such units are not included in the weighted average exercise price calculation.
(4)As of January 31, 2021, there were 74,348,541 shares of Class A common stock available for grant under the 2019 Plan and 12,770,714 shares of Class A common stock available for grant under the ESPP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Transactions
In addition to the compensation arrangements, including employment and termination of employment and change in control arrangements, discussed in the section titled “Executive Compensation,” the following is a description of each transaction since February 1, 2020 and each currently proposed transaction in which:
•we have been or are to be a participant;
•the amount involved exceeded or exceeds $120,000; and
•any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.
Investors’ Rights Agreement
We are party to an amended and restated investors’ rights agreement which provides, among other things, that certain holders of our capital stock, including entities affiliated with Accel Partners, or Accel, Andreessen Horowitz, Social Capital, and Softbank Vision Fund (AIV M1) L.P., or SoftBank, each a current or former holder of more than 5% of our capital stock, have the right to demand that we file a registration statement or request that their shares of our capital stock be included on a registration statement that we are otherwise filing.
Slack Fund L.L.C.
We are the manager of the Slack Fund. We created Slack Fund to support companies building applications on the Slack platform and other applications that are focused on the next generation of enterprise software. Entities affiliated with Accel and Andreessen Horowitz, each a holder of more than 5% of our capital stock during part of fiscal year 2021, are members of Slack Fund. The following table summarizes the contractual contributions of Accel and Andreessen Horowitz and their affiliated entities in Slack Fund. In addition, Mr. Butterfield, our Chief Executive Officer, co-founder, and director, serves on the investment committee of Slack Fund.

Stockholder	Subscription Amount
Entities affiliated with Accel(1)	$2,000,000
Entities affiliated with Andreessen Horowitz(2)	$2,000,000
_____________
(1)Consists of Accel X L.P., Accel X Strategic Partners L.P., Accel XI L.P., Accel XI Strategic Partners L.P., Accel Growth Fund III L.P., Accel Growth Fund III Strategic Partners L.P., Accel Growth Fund Investors 2014 L.L.C., Accel Investors 2009 L.L.C., and Accel Investors 2013 L.L.C. Andrew Braccia, a member of our board of directors, is a partner at Accel.
(2)Consists of AH Parallel Fund IV, L.P. for itself and as nominee for AH Parallel Fund IV-A, L.P., AH Parallel Fund IV-B, L.P., and AH Parallel Fund IV-Q, L.P. John O’Farrell, a member of our board of directors, is a general partner at Andreessen Horowitz.
In March 2021, we entered into a transfer agreement by and among Slack (as manager and a member of Slack Fund), Slack Fund, and each of the members of Slack Fund, or the Transfer Agreement. Pursuant to the Transfer Agreement, we purchased all the outstanding LLC interests from the other members, including Accel and Andreessen Horowitz. Pursuant to the transfer agreement, we paid each of Accel and Andreessen Horowitz $3.8 million. Andrew Braccia is a member of our board of directors and is a partner at Accel. John O’Farrell is a member of our board of directors and is a general partner at Andreessen Horowitz.

Transactions with Airbnb, Inc.
We are party to a subscription agreement with Airbnb, Inc., or Airbnb, for the use of Slack. We recognized revenue of $1,434,051 from Airbnb in fiscal year 2021. We also entered into a renewal agreement with Airbnb in fiscal year 2021 with a total contract value of $2.2 million. Michael M. McNamara has been a member of our board of directors since December 2019 and has been an employee of Airbnb since January 2020. Our transactions with Airbnb were arms-length agreements entered into in the ordinary course of business.
Other Transactions
We have granted stock options, RSUs, and restricted stock to our executive officers and certain of our directors. See the section titled “Executive Compensation” for a description of these option, RSUs and restricted stock awards.
Other Relationships
Jonathan O’Farrell, the son of John O’Farrell, a member of our board of directors, is a non-executive employee and has been employed by us since August 2017, currently as a Software Engineer.
We believe the terms of the transactions and relationships described above are comparable to terms we could have obtained in arm’s-length dealings with unrelated third parties.
Limitation of Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:
•any breach of their duty of loyalty to our Company or our stockholders;
•any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
•any transaction from which they derived an improper personal benefit.
Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission, or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.
In addition, our amended and restated bylaws provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise. Our amended and restated bylaws also provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust, or other enterprise. Our amended and restated bylaws provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to very limited exceptions.
Further, we have entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit, or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.
The limitation of liability and indemnification provisions that are included in our amended and restated certificate of incorporation, amended and restated bylaws, and in indemnification agreements that we enter into with our directors and executive officers may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be harmed to the extent that we pay the costs of settlement and damage awards against directors and executive officers as required by these indemnification provisions.
We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including, without limitation, claims relating to public securities matters.
Certain of our non-employee directors may, through their relationships with their employers or affiliated entities, be insured and/or indemnified against certain liabilities incurred in their capacity as members of our board of directors.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling our Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
Procedures for Approval of Related Party Transactions
Our audit and risk committee charter provides that our audit and risk committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed fiscal year, and their immediate family members.
Certain of the transactions described above were entered into prior to the adoption of this policy. Accordingly, such transactions were approved by either the audit and risk committee or the disinterested members of our board of directors after making a determination that the transaction was executed on terms no less favorable than those that could have been obtained from an unrelated third party. Any related party transactions entered into after we adopted this policy were approved by our audit and risk committee after making a determination that the transaction was executed on terms no less favorable than those that could have been obtained from an unrelated third party.
Independence of Our Board
Our Class A common stock is listed on the NYSE. Under the NYSE listing standards, independent directors must constitute a majority of a listed company’s board of directors. In addition, the NYSE listing standards require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating committees be independent. Under the NYSE listing standards, a director will only qualify as an “independent director” if, in the opinion of that listed company’s board of directors, that director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Audit and risk committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the NYSE listing standards. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the NYSE listing standards.

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our board of directors has determined that Messrs. Braccia, McNamara, O’Farrell, and Smith and Mses. Cooper, Friar, and Jordan do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the NYSE listing standards. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and any of their affiliated funds, and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”
The composition of our audit and risk committee, compensation committee, and nominating and corporate governance committee, each meets the requirements for independence under current NYSE listing standards and SEC rules and regulations. In addition, our board of directors has determined that each of Mr. Smith and Ms. Friar is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the fees billed or to be billed by KPMG LLP and its affiliates for professional services rendered with respect to the fiscal years ended January 31, 2021 and 2020. All of these services were approved by our audit and risk committee.

Fee Category	Fiscal Year 2021	Fiscal Year 2020
Audit Fees(1)	$3,258,220	$1,452,266
Audit-related Fees(2)	100,000	—
Tax Fees	—	—
All Other Fees(3)	1,780	1,780
Total Fees	$3,360,000	$1,454,046
_____________
(1)Audit Fees consist of fees for professional services provided in connection with the audit of our consolidated financial statements, including reviews of our quarterly condensed consolidated financial statements and accounting consultations billed as audit services. This category also includes fees for services incurred in connection with our Direct Listing.
(2)Audit-related Fees consist principally of fees for services related to third party workpaper access review.
(3)All Other Fees consist of aggregate fees billed for products and services provided by the independent registered public accounting firm other than those disclosed above, which include subscription fees paid for access to online accounting research software applications and data.
Policy on Audit and Risk Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
We have adopted a policy under which our audit and risk committee must pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. As part of its review, our audit and risk committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board. Our audit and risk committee has pre-approved all services performed by the independent registered public accounting firm since the pre-approval policy was adopted prior to our Direct Listing.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as a part of this Annual Report on Form 10-K:
1.Financial statements.
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial statement schedules.
All financial statement schedules not listed above have been omitted because the information called for is not required, is not applicable or is otherwise included.
3.Exhibits.
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of December 1, 2020, by and among Slack Technologies, Inc., salesforce.com, inc., Skyline Strategies I Inc. and Skyline Strategies II LLC.	8-K	001-38926	2.1	December 1, 2020
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-231041	3.2	May 13, 2019
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-38926	3.2	September 8, 2020
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-231041	4.1	April 26, 2019
4.2	Amended and Restated Investors’ Rights Agreement, dated as of May 9, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	333-231041	4.2	May 13, 2019
4.3	Description of Capital Stock.	10-K	001-38926	4.3	March 12, 2020
4.4	Indenture, dated as of April 9, 2020, by and between Slack Technologies, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38926	4.1	April 9, 2020
4.5	Form of Global Note, representing Slack Technologies, Inc.’s 0.50% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38926	4.2	April 9, 2020
4.6	First Supplemental Indenture, dated as of February 10, 2021, between Slack Technologies, Inc. and U.S. Bank National Association, as trustee.	8-K	001-38926	4.1	February 11, 2021
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-231041	10.1	April 26, 2019
10.2#	Amended and Restated 2009 Stock Plan, as amended, and forms of agreements thereunder.	S-1/A	333-231041	10.2	May 13, 2019
10.3#	Non-Plan Stock Grant Agreement, dated as of August 11, 2006, between the Registrant and the David Riley and Sarah Friar Revocable Trust.	S-1	333-231041	10.3	April 26, 2019
10.4#	2019 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	333-231041	10.4	May 13, 2019
10.5#	2019 Employee Stock Purchase Plan.	S-1/A	333-231041	10.5	May 13, 2019
10.6#	Senior Executive Incentive Bonus Plan.	S-1	333-231041	10.6	April 26, 2019

10.7#	Amended and Restated Executive Severance Plan.	8-K	001-38926	10.1	December 18, 2020
10.8#	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-38926	10.1	December 3, 2020
10.9#	Offer Letter, dated as of March 9, 2014, by and between the Registrant and Allen Shim.	S-1	333-231041	10.10	April 26, 2019
10.10#	Offer Letter, dated as of March 23, 2016, by and between the Registrant and Robert Frati.	S-1	333-231041	10.11	April 26, 2019
10.11#	Offer Letter, dated as of November 18, 2016, by and between the Registrant and David Schellhase.	Filed herewith
10.12#	Offer Letter, dated as of January 29, 2019, by and between the Registrant and Tamar Yehoshua.	Filed herewith
10.13#	Offer Letter, dated as of March 7, 2019, by and between the Registrant and Stewart Butterfield.	S-1	333-231041	10.9	April 26, 2019
10.14#	Waiver Agreement, dated as of November 30, 2020, by and among Daniel Stewart Butterfield, the Registrant, and salesforce.com, inc.	Filed herewith
10.15#	Waiver Agreement, dated as of November 30, 2020, by and among Tamar Yehoshua, the Registrant, and salesforce.com, inc.	Filed herewith
10.16#	Waiver Agreement, dated as of March 4, 2021, by and among Robert Frati, the Registrant, and salesforce.com, inc.	Filed herewith
10.17	Lease Agreement between the Registrant and HART Foundry Square IV, LLC for Suite 100, dated December 22, 2016.	Filed herewith
10.18	Lease Agreement between the Registrant and HART Foundry Square IV, LLC for Suite 100, dated January 24, 2018.	S-1	333-231041	10.12	April 26, 2019
10.19	Revolving Credit and Guaranty Agreement, dated as of May 30, 2019, among the Registrant, as the borrower, the Guarantors party thereto, the Lenders and Issuing Banks party thereto, and Morgan Stanley Senior Funding, Inc., as the administrative agent and the collateral agent.	S-1/A	333-231041	10.13	May 31, 2019
10.20	Form of Confirmation for Capped Call Transactions.	8-K	001-38926	10.1	April 9, 2020
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of KPMG LLP, independent registered public accounting firm.	Filed herewith
24.1	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K).
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith
†    Certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
#    Indicates management contract or compensatory plan, contract, or agreement.
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

Slack Technologies, Inc.

March 19, 2021	By:	/s/ Stewart Butterfield
Stewart Butterfield
Chief Executive Officer
(Principal Executive Officer)

March 19, 2021	By:	/s/ Allen Shim
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

Signature	Title	Date

/s/ Stewart Butterfield	Chief Executive Officer and Director	March 19, 2021
Stewart Butterfield	(Principal Executive Officer)

/s/ Allen Shim	Chief Financial Officer	March 19, 2021
Allen Shim	(Principal Financial Officer)

/s/ Brandon Zell	Chief Accounting Officer	March 19, 2021
Brandon Zell	(Principal Accounting Officer)

/s/ Andrew Braccia	Director	March 19, 2021
Andrew Braccia

/s/ Edith Cooper	Director	March 19, 2021
Edith Cooper

/s/ Sarah Friar	Director	March 19, 2021
Sarah Friar

/s/ Sheila B. Jordan	Director	March 19, 2021
Sheila B. Jordan

/s/ Michael M. McNamara	Director	March 19, 2021
Michael M. McNamara

/s/ John O’Farrell	Director	March 19, 2021
John O’Farrell

/s/ Graham Smith	Director	March 19, 2021
Graham Smith