Form 10-Q
period 2021-04-30
Slack Technologies, Inc.
filed 2021-06-03
CIK 1764925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
There were 511,691,054 shares of the registrant’s Class A common stock outstanding and 75,023,976 shares of the registrant’s Class B common stock outstanding as of May 14, 2021.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	April 30, 2021	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,332,649	$1,081,357
Marketable securities	308,464	505,895
Accounts receivable, net	141,543	237,439
Prepaid expenses and other current assets	58,446	59,702
Total current assets	1,841,102	1,884,393
Restricted cash	38,490	38,490
Strategic investments	114,026	68,161
Property and equipment, net	82,136	87,908
Operating lease right-of-use assets	212,479	219,195
Intangible assets, net	16,173	17,885
Goodwill	76,204	76,204
Other assets	41,720	41,464
Total assets	$2,422,330	$2,433,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,149	$13,145
Accrued compensation and benefits	57,261	108,868
Accrued expenses and other current liabilities	25,401	29,864
Operating lease liability	36,023	34,930
Deferred revenue	515,573	510,311
Total current liabilities	649,407	697,118
Convertible senior notes, net	662,224	651,398
Operating lease liability, noncurrent	219,486	225,266
Deferred revenue, noncurrent	198	294
Other liabilities	2,145	2,183
Total liabilities	1,533,460	1,576,259
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	59	58
Additional paid-in-capital	2,453,908	2,371,676
Accumulated other comprehensive income (loss)	(109)	102
Accumulated deficit	(1,564,988)	(1,537,043)
Total Slack Technologies, Inc. stockholders’ equity	888,870	834,793
Noncontrolling interest	—	22,648
Total stockholders’ equity	888,870	857,441
Total liabilities and stockholders’ equity	$2,422,330	$2,433,700
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,
	2021	2020
Revenue	$273,357	$201,650
Cost of revenue	39,237	25,602
Gross profit	234,120	176,048
Operating expenses:
Research and development	103,602	91,225
Sales and marketing	123,947	110,320
General and administrative	61,848	50,654
Total operating expenses	289,397	252,199
Loss from operations	(55,277)	(76,151)
Interest expense	(12,029)	(2,842)
Interest income and other income, net	40,426	4,708
Loss before income taxes	(26,880)	(74,285)
Provision for income taxes	1,065	142
Net loss	(27,945)	(74,427)
Net income attributable to noncontrolling interest	—	784
Net loss attributable to Slack	(27,945)	(75,211)
Basic and diluted net loss per share:
Net loss per share attributable to Slack common stockholders, basic and diluted	$(0.05)	$(0.13)
Weighted-average shares used in computing net loss per share attributable to Slack common stockholders, basic and diluted	581,550	557,414
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2021	2020
Net loss	$(27,945)	$(74,427)
Other comprehensive income (loss), net of tax:
Change in unrealized gain or loss on marketable securities	(211)	925
Other comprehensive income (loss), net of tax	(211)	925
Comprehensive loss	(28,156)	(73,502)
Comprehensive income attributable to noncontrolling interest	—	784
Comprehensive loss attributable to Slack	$(28,156)	$(74,286)
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2021	580,585	$58	$2,371,676	$102	$(1,537,043)	$22,648	$857,441
Exercise of stock options	257	—	1,333	—	—	—	1,333
Vesting of early exercised stock options	—	—	1,424	—	—	—	1,424
Issuance of common stock upon settlement of restricted stock units (RSUs)	4,155	1	(1)	—	—	—	—
Cancellation of restricted stock awards (RSAs)	(23)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(211)	—	—	(211)
Issuance of common stock for employee share purchase plan	757	—	20,459	—	—	—	20,459
Stock-based compensation	—	—	59,017	—	—	—	59,017
Purchase of noncontrolling interest	—	—	—	—	—	(22,648)	(22,648)
Net loss	—	—	—	—	(27,945)		(27,945)
Balance at April 30, 2021	585,731	$59	$2,453,908	$(109)	$(1,564,988)	$—	$888,870

	Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2020	555,360	$56	$1,945,446	$(71)	$(1,236,621)	$15,089	$723,899
Exercise of stock options	1,062	—	1,932	—	—	—	1,932
Vesting of early exercised stock options	—	—	2	—	—	—	2
Issuance of common stock upon settlement of restricted stock units (RSUs)	4,724	—	—	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	223,622	—	—	—	223,622
Purchases of capped calls related to convertible senior notes	—	—	(105,570)	—	—	—	(105,570)
Other comprehensive income	—	—	—	925	—	—	925
Issuance of common stock for employee share purchase plan	820	—	16,610	—	—	—	16,610
Stock-based compensation	—	—	53,711	—	—	—	53,711
Net income (loss)	—	—	—	—	(75,211)	784	(74,427)
Balance at April 30, 2020	561,966	$56	$2,135,753	$854	$(1,311,832)	$15,873	$840,704
See accompanying notes to condensed consolidated financial statements.

SLACK TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(27,945)	$(74,427)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,480	6,700
Stock-based compensation	59,017	53,711
Amortization of debt discount and issuance costs	10,825	2,366
Non-cash operating lease expense	10,339	8,732
Amortization of deferred contract acquisition costs	5,060	3,143
Net amortization of bond premium on debt securities available for sale	1,001	171
Change in fair value of strategic investments	(39,893)	(1,638)
Other non-cash adjustments	676	592
Changes in operating assets and liabilities:
Accounts receivable	95,627	39,470
Prepaid expenses and other assets	(4,069)	(6,561)
Accounts payable	2,004	(3,746)
Operating lease liabilities	(8,310)	(8,671)
Accrued compensation and benefits	(51,607)	(13,328)
Deferred revenue	5,167	4,359
Other current and long-term liabilities	(2,617)	(2,144)
Net cash provided by operating activities	62,755	8,729
Cash flows from investing activities:
Purchases of marketable securities	—	(100,302)
Maturities of marketable securities	196,220	69,613
Sales of marketable securities	—	4,289
Purchases of property and equipment	(50)	(5,046)
Purchase of strategic investments	(5,972)	(4,018)
Net cash provided by (used in) investing activities	190,198	(35,464)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	842,016
Purchases of capped calls related to convertible senior notes	—	(105,570)
Purchase of noncontrolling interest	(22,648)	—
Proceeds from exercise of stock options	1,328	2,905
Payments of contingent consideration for acquisitions	(800)	—
Issuance of common stock for employee stock purchase plan	20,459	16,610
Net cash provided by (used in) financing activities	(1,661)	755,961
Net increase in cash, cash equivalents and restricted cash	251,292	729,226
Cash, cash equivalents and restricted cash at beginning of period	1,119,847	537,489
Cash, cash equivalents and restricted cash at end of period	$1,371,139	$1,266,715

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$494	$990
Cash paid for interest	$2,156	$—
Non-cash investing and financing activities:
Increase (decrease) in purchases of property and equipment included in liabilities	$142	$(177)
Debt issuance costs, accrued but not yet paid	$—	$687
Vesting of early exercised stock options	$1,424	$2
Unrealized short-term gain (loss) on marketable securities	$(211)	$910
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
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal year 2022, for example, refer to the fiscal year ended January 31, 2022.
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
The Merger Agreement contains customary representations, warranties, and covenants. The consummation of the Mergers is conditioned on the receipt of the approval of the Company’s stockholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Consummation of the Mergers is not subject to a financing condition. In March 2021, the Company’s stockholders approved the proposal to adopt the Merger Agreement and approve the transactions contemplated thereby, including the Mergers. The Mergers are anticipated to close in the second quarter of the Company’s fiscal year 2022 (the quarter ending July 31, 2021), subject to Company receipt of required regulatory approvals, and other customary closing conditions. The Company cannot predict with certainty, however, whether and when all of the required closing conditions will be satisfied or if the Mergers will close.
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
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 1, 2020.
Other than transaction expenses associated with the proposed Mergers of $3.0 million recorded in general and administrative expense in the accompanying condensed consolidated statements of operations for the quarter ended April 30, 2021, the terms of the Merger Agreement did not impact the Company’s condensed consolidated financial statements.

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
The condensed consolidated balance sheet as of January 31, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. In management's opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive loss, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021.
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
No customer accounted for 10% or greater of total accounts receivable as of April 30, 2021 and January 31, 2021. There were no customers representing 10% or greater of revenue for the three months ended April 30, 2021 and 2020.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements–Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K filed with the SEC on March 19, 2021. There have been no significant changes to these policies during the three months ended April 30, 2021.
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
Note 2.    Revenue and Contract Costs
Contract Balances
Contract liabilities consist of deferred revenue. The changes in deferred revenue were as follows (in thousands):

Three Months Ended April 30, 2021
Balance, beginning of period	$510,605
Billings	278,523
Revenue	(273,357)
Balance, end of period	$515,771
More than half of revenue recognized in the three months ended April 30, 2021 was from the deferred revenue balance as of January 31, 2021.
Remaining Performance Obligations
As of April 30, 2021, the remaining performance obligations that were unsatisfied or partially unsatisfied at the end of the reporting period were $910.8 million, of which 69% is expected to be recognized in the twelve months following April 30, 2021, with the balance to be recognized as revenue thereafter.
Disaggregation of Revenue
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended April 30,
	2021	2020
United States	$163,924	$125,387
International	109,433	76,263
Total	$273,357	$201,650
No individual foreign country contributed in excess of 10% of revenue for the three months ended April 30, 2021 and 2020.
Deferred Contract Acquisition Costs, Net
The Company deferred incremental costs of obtaining a contract of $6.8 million and $12.6 million for the three months ended April 30, 2021 and 2020. Deferred contract acquisition costs, net included in prepaid expenses and other current assets were $20.7 million and $19.3 million as of April 30, 2021 and January 31, 2021, respectively. Deferred contract acquisition costs, net included in other assets were $31.6 million and $31.3 million as of April 30, 2021 and January 31, 2021, respectively.
Amortized deferred contract acquisition costs were $5.1 million and $3.1 million for the three months ended April 30, 2021 and 2020, respectively. There was no impairment loss in relation to the deferred contract acquisition costs for any period presented in the accompanying condensed consolidated statements of operations.
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
The following tables provide the financial instruments measured at fair value on a recurring basis, within the fair value hierarchy (in thousands):

As of April 30, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,205,771	$—	$—	$1,205,771
Total cash equivalents	$1,205,771	$—	$—	$1,205,771
Marketable securities:
Certificates of deposit	$—	$2,773	$—	$2,773
U.S. agency securities	—	132,518	—	132,518
U.S. government securities	—	151,461	—	151,461
Corporate bonds	—	21,712	—	21,712
Total marketable securities	$—	$308,464	$—	$308,464
Noncurrent assets:
Strategic investments	$—	$—	$114,026	$114,026

As of January 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$407,670	$—	$—	$407,670
Certificates of deposit	—	75,432	—	75,432
U.S. government securities	—	499,975	—	499,975
Total cash equivalents	$407,670	$575,407	$—	$983,077
Marketable securities:
Certificates of deposit	$—	$5,535	$—	$5,535
U.S. agency securities	—	162,809	—	162,809
U.S. government securities	—	292,143	—	292,143
Corporate bonds	—	45,408	—	45,408
Total marketable securities	$—	$505,895	$—	$505,895
Noncurrent assets:
Strategic investments	$—	$—	$68,161	$68,161
The following table presents additional information about Level 3 assets measured at fair value on a recurring basis (in thousands):

	Three Months Ended April 30,
	2021	2020
Balance at beginning of period	$68,161	$28,814
Purchases	5,972	4,018
Realized net loss	(500)	(300)
Unrealized net gains relating to investments still held at reporting date	40,393	1,938
Balance at end of period	$114,026	$34,470
Convertible Senior Notes
As of April 30, 2021, the fair value of the Notes was approximately $1.26 billion. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy. Based on the closing price of the Company’s Class A common stock of $42.40 on the last trading day of the quarter, the if-converted values of the Notes exceeded the remaining principal amounts by $317 million as of April 30, 2021.
Note 4.    Balance Sheet Components
Cash, Cash Equivalents, and Marketable Securities
The following tables summarize the amortized cost, unrealized gains and losses, and estimated fair value of cash, cash equivalents, and marketable securities consisting of the following (in thousands):

As of April 30, 2021	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$126,878	$—	$—	$126,878
Money market funds	1,205,771	—	—	1,205,771
Total cash and cash equivalents	1,332,649	—	—	1,332,649
Marketable securities:
Certificates of deposit	2,750	23	—	2,773
U.S. agency securities	132,422	102	(6)	132,518
U.S. government securities	151,423	42	(4)	151,461
Corporate bonds	21,633	79	—	21,712
Total marketable securities	308,228	246	(10)	308,464
Total cash, cash equivalents and marketable securities	$1,640,877	$246	$(10)	$1,641,113

As of January 31, 2021	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$98,280	$—	$—	$98,280
Money market funds	407,670	—	—	407,670
Certificates of deposit	75,432	—	—	75,432
U.S. government securities	499,975	1	(1)	499,975
Total cash and cash equivalents	1,081,357	1	(1)	1,081,357
Marketable securities:
Certificates of deposit	5,500	35	—	5,535
U.S. agency securities	162,673	142	(6)	162,809
U.S. government securities	292,091	57	(5)	292,143
Corporate bonds	45,184	224	—	45,408
Total marketable securities	505,448	458	(11)	505,895
Total cash, cash equivalents and marketable securities	$1,586,805	$459	$(12)	$1,587,252
The Company periodically evaluates its investments for other-than-temporary declines in fair value. The unrealized losses on the available-for-sale securities were primarily due to unfavorable changes in interest rates subsequent to the initial purchase of these securities. Gross unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer were none as of April 30, 2021 and January 31, 2021. The Company expects to recover the full carrying value of its available-for-sale securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses. The Company also expects any credit losses would be immaterial based on the high-grade credit rating for each of such available-for-sale securities. As a result, the Company does not consider any portion of the unrealized losses as of April 30, 2021 or January 31, 2021 to represent an other-than temporary impairment or credit losses.
The following table classifies marketable securities by contractual maturities (in thousands):

	As of
	April 30, 2021	January 31, 2021
Due in one year	$236,494	$372,978
Due in one to two years	71,970	132,917
Total	$308,464	$505,895
Property and Equipment, Net
The following is a summary of the Company’s property and equipment by category (in thousands):

	As of
	April 30, 2021	January 31, 2021
Leasehold improvements	$106,280	$106,222
Furniture and fixtures	27,769	29,956
Capitalized internal-use software costs	4,241	4,241
Computer equipment	4,189	4,189
Construction in progress	3,107	2,963
Property and equipment, gross	145,586	147,571
Less: accumulated depreciation and amortization	(63,450)	(59,663)
Property and equipment, net	$82,136	$87,908
Depreciation and amortization expense was $5.8 million and $5.5 million for the three months ended April 30, 2021 and 2020, respectively.
Intangible Assets, Net
Intangible assets consist of the following (in thousands):

April 30, 2021	Weighted-average remaining amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	3.8 years	$11,200	$4,213	$6,987
Developed technology	1.8 years	13,427	9,128	4,299
Patents and licenses	5.3 years	5,875	988	4,887
Total		$30,502	$14,329	$16,173

January 31, 2021	Weighted-average remaining amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	4.0 years	$11,200	$3,712	$7,488
Developed technology	2.0 years	13,427	8,162	5,265
Patents and licenses	5.6 years	5,875	743	5,132
Total		$30,502	$12,617	$17,885
Amortization expense of intangible assets was $1.7 million and $1.2 million for the three months ended April 30, 2021 and 2020, respectively.
As of April 30, 2021, expected amortization expense relating to intangible assets for each of the next five fiscal years and thereafter is as follows (in thousands):

Year ending January 31,
2022 (9 months remaining)	$4,221
2023	4,615
2024	3,254
2026	2,240
2026	1,078
Thereafter	765
Total	$16,173

Note 5.    Operating Leases
The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2031.
The Company recorded operating lease costs of $13.3 million and $10.9 million, including variable operating lease costs of $2.2 million and $1.4 million and short-term leases of $0.9 million and $0.8 million, for the three months ended April 30, 2021 and 2020, respectively.
The following table sets forth supplemental cash flow information pertaining to the Company’s operating leases (in thousands):

	Three Months Ended April 30,
	2021	2020
Operating cash flows used for operating leases	$8,310	$8,671
The weighted-average remaining term of the Company’s operating leases was 7.9 years and 8.0 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.2% and 5.2% as of April 30, 2021 and January 31, 2021, respectively.
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year as of April 30, 2021 as follows (in thousands):

Year ending January 31,
2022 (9 months remaining)	$25,423
2023	49,697
2024	50,865
2025	53,285
2026	54,027
Thereafter	216,123
Gross lease payments	449,420
Less: Imputed interest	(67,250)
Less: Tenant improvement receivables	(23,425)
Less: Leases executed but not yet commenced	(103,236)
Present value of lease liabilities	$255,509
As of April 30, 2021, the Company had a commitment of $103.2 million for a non-cancelable operating lease of a real estate facility that has not yet commenced, and therefore is not included in the right-of-use assets or operating lease liabilities. This operating lease is expected to commence in fiscal year 2022 with a lease term of 12.0 years.

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
The conditional conversion feature of the Notes was triggered as the last reported sale price of the Company’s Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ended on April 30, 2021 (the last trading day of the fiscal quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between May 1, 2021 through July 31, 2021. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company continues to classify the Notes as a long-term liability in its condensed consolidated balance sheet as of April 30, 2021, based on contractual settlement provisions.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	As of
	April 30, 2021	January 31, 2021
Principal	$862,500	$862,500
Less: unamortized discount	(187,113)	(197,339)
Less: unamortized issuance costs	(13,163)	(13,763)
Net carrying amount	$662,224	$651,398
The net carrying amount of the equity component of the Notes was as follows (in thousands):

	As of
	April 30, 2021	January 31, 2021
Proceeds allocated to the conversion options (debt discount)	$229,249	$229,249
Less: issuance costs	(5,627)	(5,627)
Carrying amount of the equity component	$223,622	$223,622
The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three Months Ended April 30,
	2021	2020
Contractual interest expense	$1,078	$252
Amortization of debt discount	10,226	2,245
Amortization of debt issuance costs	600	121
Total interest expense related to the Notes	$11,904	$2,618
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
As of April 30, 2021, the Company had no amounts or letters of credit issued and outstanding under the revolving credit facility. The Company’s total available borrowing capacity under the revolving credit facility was $215.0 million as of April 30, 2021.
Note 7.    Commitments and Contingencies
Letters of Credit
As of April 30, 2021, the Company had $38.5 million in standby letters of credit outstanding related to facility lease obligations in San Francisco, California and Denver, Colorado, which is included in restricted cash in the accompanying condensed consolidated balance sheets.
Hosting Commitments
On April 30, 2020, the Company executed an amendment to its existing agreement with Amazon Web Services (“AWS”). The amended agreement was effective as of May 1, 2020 and continues through April 30, 2025. Pursuant to the amended agreement, the Company has minimum annual commitments of $75.0 million which will increase by $5.0 million annually, for a total minimum commitment of $425.0 million. As of April 30, 2021, the Company had a remaining minimum payment obligation of $321.5 million to AWS through April 30, 2025.
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
Beginning in September 2019, seven purported class action lawsuits were filed against the Company, its directors, certain of its officers, and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with the Company’s registration statement on Form S-1 (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). All but one of these actions were filed in the Superior Court of California for the County of San Mateo, though one plaintiff originally filed in the County of San Francisco (the “San Francisco Action”) before refiling in the County of San Mateo. The remaining action was filed in the U.S. District Court for the Northern District of California (the “Federal Action”). In the Federal Action, captioned Dennee v. Slack Technologies, Inc., Case No. 3:19-CV-05857-SI, the Company and the other defendants filed a motion to dismiss the complaint in January 2020. In April 2020, the court granted in part and denied in part the motion to dismiss. In May 2020, the Company and the other defendants filed a motion to certify the court’s order for interlocutory appeal, which the court granted. The Company and the other defendants filed a petition for permission to appeal the district court’s order to the Ninth Circuit Court of Appeals, which was granted in July 2020. Oral argument was heard in May 2021, and a decision is pending. The state court actions were consolidated in November 2019, and the consolidated action is captioned In re Slack Technologies, Inc. Shareholder Litigation, Lead Case No. 19CIV05370 (the “State Court Action”). An additional state court action was filed in San Mateo County in June 2020 but was consolidated with the State Court Action in July 2020. The Company and the other defendants filed demurrers to the complaint in the State Court Action in February 2020. In August 2020, the court sustained in part and overruled in part the demurrers, and granted plaintiffs leave to file an amended complaint, which they did in October 2020. The Company and the other defendants answered the complaint in November 2020. The plaintiff in the San Francisco Action has sought dismissal of that action after joining the State Court Action. That dismissal remains pending. The Federal Action and the State Court Action seek unspecified monetary damages and other relief on behalf of investors who purchased the Company’s Class A common stock issued pursuant and/or traceable to the Registration Statement.
In April 2020, three purported stockholder derivative lawsuits were filed against certain of the Company’s officers and certain of the Company’s current and former directors in the U.S. District Courts for the District of Delaware and the Northern District of California. The case filed in the Northern District of California was dismissed and re-filed in the U.S. District Court for the District of Delaware. The derivative cases were consolidated in June 2020, and the operative complaint was designated in August 2020. The complaint alleges breaches of fiduciary duty in connection with the Company’s Registration Statement, and seeks the award of unspecified damages to the Company, and certain reforms to the Company’s governance policies. The Company moved to dismiss the case in September 2020. At approximately the same time, the plaintiff in the lawsuit brought pursuant to Delaware General Corporation Law Section 220 (discussed below) sought to intervene and stay the case. On that basis, the plaintiffs in the purported derivative lawsuit elected not to file an opposition to the motion to dismiss. In December 2020, the parties stipulated to stay the case in light of the proposed Mergers, which the court granted. The court also denied all pending motions in the case without prejudice, noting that the parties may renew the motions upon a lift of the stay.
In June 2020, a lawsuit was filed by a stockholder against the Company in the Delaware Court of Chancery pursuant to Delaware General Corporation Law Section 220 seeking an order permitting inspection and copying of certain of the Company’s books and records. The Company answered the complaint in October 2020.
The Company believes the above-described lawsuits are without merit and intends to vigorously defend them. Based on the preliminary nature of the proceedings in these cases, the outcomes of these matters remain uncertain.
In addition, the Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcomes of these matters, the Company believes that none of these ordinary course legal proceedings will have a material adverse effect on its condensed consolidated financial statements.
Indemnification Agreements
In the ordinary course of business, the Company provides indemnifications of varying scope and terms to customers, business partners, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from the Company’s breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from Slack, or the Company’s acts or omissions. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. It is not possible to determine the maximum potential loss under these indemnifications due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of April 30, 2021.
Note 8.    Stockholders' Equity
Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of April 30, 2021, the Company had authorized 5.0 billion shares of Class A common stock and 700.0 million shares of Class B common stock, each at par value of $0.0001. As of April 30, 2021, 510.7 million shares of Class A common stock and 75.0 million shares of Class B common stock were issued and outstanding.
Preferred Stock
The Company’s board of directors has the authority, without further action by the Company’s stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors.
Equity Incentive Plans
The Company maintains two equity incentive plans: the 2009 Stock Plan (the “2009 Plan”) and the 2019 Stock Option and Incentive Plan (the “2019 Plan”). All shares to be granted in the future will be made under the 2019 Plan. In addition, the Company maintains the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) to eligible employees. Pursuant to the terms of the Merger Agreement, the Company is not providing any new offering periods to employees under the 2019 ESPP subsequent to April 9, 2021.
Stock Options
A summary of stock option activity under the 2009 Plan and 2019 Plan is as follows (in thousands, except years and per share data):

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (In years)	Aggregate intrinsic value
Outstanding at January 31, 2021	6,228	$10.31	6.89	$198,434
Granted	—	—
Exercised	(257)	5.19
Cancelled	(232)	10.56
Outstanding at April 30, 2021	5,739	$10.53	6.53	$182,915
Stock options vested and exercisable at April 30, 2021	2,686	$4.08	4.62	$102,923
Stock options vested and expected to vest at April 30, 2021	5,739	$10.53	6.53	$182,915
As of April 30, 2021, there was $22.9 million of total unrecognized stock-based compensation related to outstanding stock options, which will be recognized over a weighted average period of 3.4 years.
Restricted Stock Units and Restricted Stock Awards
A summary of Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”) activity under the 2009 Plan and 2019 Plan is as follows (in thousands, except per share data):

	Restricted stock units		Restricted stock awards
	Number of shares	Weighted-average grant date fair value per share	Number of shares	Weighted-average grant date fair value per share
Unvested at January 31, 2021	34,700	$19.13	1,099	$8.89
Granted	6,845	40.97	—	—
Released	(4,155)	14.79	(117)	9.04
Cancelled	(1,857)	21.05	(23)	6.22
Unvested at April 30, 2021	35,533	$23.74	959	$8.94
As of April 30, 2021, there was $660.8 million of total unrecognized stock-based compensation related to unvested RSUs, which will be recognized over a weighted average period of 2.2 years. As of April 30, 2021, there was $8.1 million of total unrecognized stock-based compensation related to unvested RSAs, which will be recognized over a weighted average period of 2.8 years.
2019 Employee Stock Purchase Plan
For the three months ended April 30, 2021, 0.8 million shares of Class A common stock were issued under the 2019 ESPP. Pursuant to the terms of the Merger Agreement, the Company is not providing any new offering periods under the 2019 ESPP subsequent to April 9, 2021. As such, there was no unrecognized compensation cost related to the 2019 ESPP as of April 30, 2021.
The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Cost of revenue	$2,551	$2,354
Research and development	28,809	27,419
Sales and marketing	13,939	14,075
General and administrative	13,718	9,863
Total	$59,017	$53,711
Noncontrolling Interest
In March 2021, the Company entered into a transfer agreement by and among Slack (as manager and a member of Slack Fund), Slack Fund, and each of the members of Slack Fund (the “Transfer Agreement”). Pursuant to the Transfer Agreement, the Company purchased all the outstanding LLC interests from the other members for $22.6 million. The increase in the Company’s ownership in Slack Fund was recorded as a reduction in noncontrolling interest in the accompanying condensed consolidated balance sheet.
Note 9.   Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended April 30,
	2021	2020
Interest income	$465	$3,187
Unrealized gains (losses) on foreign exchange	(129)	44
Transaction losses on foreign exchange	(3)	(161)
Change in fair value of strategic investments	39,893	1,638
Other non-operating income, net	200	—
Interest income and other income, net	$40,426	$4,708

Note 10.    Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period.
For the three months ended April 30, 2021 and 2020, the Company recorded a tax provision of $1.1 million and $0.1 million on pretax losses of $26.9 million and $74.3 million, respectively. The effective tax rates for the three months ended April 30, 2021 and 2020 were (4.0)% and (0.2)%, respectively. For the three months ended April 30, 2021, the Company maintained a full valuation allowance on its U.S. federal, state, and certain foreign jurisdictions net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
In March 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, since the Company has recorded a full valuation allowance against its deferred tax assets, these changes to U.S. tax law do not have a material impact on the Company’s provision for income taxes in its condensed consolidated financial statements. In addition, although many countries in which the Company operates have also issued some form of COVID-19 related income tax guidance, this guidance does not have material impact on provision for income taxes in its condensed consolidated financial statements as of April 30, 2021.
In July 2015, the U.S. Tax Court issued an opinion favorable to Altera Corporation (“Altera”) with respect to the exclusion of stock-based compensation from its intercompany cost-sharing arrangement. In June 2019, the U.S. Court of Appeals reversed the 2015 decision of the U.S. Tax Court. In July 2019, Altera petitioned the Ninth Circuit for a rehearing of a larger panel of eleven Ninth Circuit judges. Altera’s petition for rehearing was denied in November, 2019. In February 2020, Altera filed a petition for writ of certiorari to the U.S. Supreme Court. In June 2020, the U.S. Supreme Court declined the writ of certiorari. The Company has considered the impact on its condensed consolidated financial statements which is not material after considering the valuation allowance.
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
The following table presents the calculation of basic and diluted net loss per share attributable to Slack common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2021	2020
Numerator:
Net loss attributable to Slack	$(27,945)	$(75,211)
Denominator:
Weighted average common shares outstanding	581,550	557,414
Net loss per share attributable to Slack common stockholders, basic and diluted	$(0.05)	$(0.13)
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

	As of
	April 30, 2021	April 30, 2020
Shares related to convertible senior notes	27,827	—
Stock options	5,739	8,890
Unvested early exercised stock options	6	40
Restricted stock units	35,533	43,926
Restricted stock awards	959	1,456
Restricted stock	602	—
Employee stock purchase plan	—	594
Total antidilutive securities	70,666	54,906
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
Slack provides an easy way for users to share and aggregate information from other software, take action on notifications, and advance workflows in a multitude of third-party applications, over 2,500 of which are listed in the Slack App Directory. Developers have collectively created more than 935,000 third-party applications or custom integrations that were used in a typical week during the three months ended April 30, 2021. Further, Slack’s platform capabilities extend beyond integrations with third-party applications and allow for easy integrations with an organization’s internally-developed software.
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
The Merger Agreement contains customary representations, warranties, and covenants. The consummation of the Mergers is conditioned on the receipt of the approval of our stockholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Consummation of the Mergers is not subject to a financing condition. In March 2021, our stockholders approved the proposal to adopt the Merger Agreement and approve the transactions contemplated thereby including the Mergers. The Mergers are anticipated to close in the second quarter of our fiscal year 2022 (the quarter ending July 31, 2021), subject to receipt of required regulatory approvals, and other customary closing conditions. We cannot predict with certainty, however, whether and when all of the required closing conditions will be satisfied or if the Mergers will close.
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
We have experienced volatility in customer demand and buying habits due to the COVID-19 pandemic, including an increase in net new Paid Customers, but also an increase in paid customer churn and a decrease in expansion within existing paid customers. We expect these paid customer churn and expansion trends to continue due to the ongoing effects of the COVID-19 pandemic. We define paid customer churn as paid customers reducing the number of users within their organizations or electing not to renew their paid subscriptions. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak, distribution and public acceptance of treatments and vaccines, the pace of reopening, impact on our customers and our sales cycles, impact on our business operations, impact on our customer, employee or industry events, all of which are uncertain and cannot be predicted.
The COVID-19 pandemic and its adverse effects have been more prevalent in the locations where we, our customers, suppliers, and third-party business partners conduct business. This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, have decreased IT spending for many organizations, adversely affected demand for Slack including attrition rates, and inhibited the ability of our salespeople to travel to potential customers and of our customer success team to conduct in-person trainings and consulting work. Additionally, the COVID-19 pandemic has negatively impacted spending from certain new and existing customers, increased sales cycle times, negatively impacted collections of accounts receivable from certain customers, caused certain of our paid customers to file for bankruptcy protection or go out of business, and harmed our business, results of operations, and financial condition. We expect these negative impacts will continue due to the ongoing effects of the COVID-19 pandemic, although we cannot predict the duration or severity of such impacts. In addition, to prepare for potential surges in demand, we have incurred, and may continue to incur, additional costs and make additional investments in order to meet the demands of increased customer usage of Slack and additional product development efforts during this time may put additional pressure on our technical infrastructure. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain.
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
As of April 30, 2021 and 2020, we had approximately 169,000 and 122,000 Paid Customers, respectively.
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
As of April 30, 2021, we had 1,285 Paid Customers >$100,000, who contributed approximately 51% of revenue for the three months then ended. As of April 30, 2020, we had 963 Paid Customers >$100,000, who contributed approximately 49% of revenue for the three months then ended.
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
As of April 30, 2021 and 2020, our Net Dollar Retention Rate was 122% and 132%, respectively. Our Net Dollar Retention Rate has declined year over year as our base of revenue has grown and our penetration within existing, long-term Paid Customers has increased. Our Net Dollar Retention Rate will fluctuate in future periods due to a number of factors, including the growing level of our revenue base, the level of penetration within our Paid Customer base, expansion of products and features, and our ability to retain our Paid Customers.
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

	Three Months Ended April 30,
	2021	2020
	(In thousands)
Calculated Billings	$278,523	$206,009
Free Cash Flow	$62,705	$3,683
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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to Calculated Billings, for each of the periods presented:

	Three Months Ended April 30,
	2021	2020
	(In thousands)
Revenue	$273,357	$201,650
Add: Total deferred revenue, end of period	515,771	381,073
Less: Total deferred revenue, beginning of period	(510,605)	(376,714)
Calculated Billings	$278,523	$206,009
Free Cash Flow
Free Cash Flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less purchases of property and equipment. We believe that Free Cash Flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our core operations that, after the purchases of property and equipment, can be used for strategic initiatives, including investing in our business, making strategic acquisitions, and strengthening our balance sheet. Free Cash Flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. Some of the limitations of Free Cash Flow are that this metric does not reflect our future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure. We expect our Free Cash Flow to fluctuate in future periods as we invest in our business to support our plans for growth. These activities, along with certain increased operating expenses as described below, may result in a decrease in Free Cash Flow as a percentage of revenue in future periods.
The following table summarizes our cash flows for the periods presented and provides a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Free Cash Flow, for each of the periods presented:

	Three Months Ended April 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$62,755	$8,729
Purchases of property and equipment	(50)	(5,046)
Free Cash Flow	$62,705	$3,683
Net cash provided by (used in) investing activities	$190,198	$(35,464)
Net cash provided by (used in) financing activities	$(1,661)	$755,961

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
General and Administrative. General and administrative expenses consist primarily of personnel costs for our finance and accounting, legal, human resources, and other administrative teams as well as for certain executives and professional fees, including audit, legal, and recruiting services. We expect that our general and administrative expenses will decrease as a percentage of our revenues over time, although the percentage may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our general and administrative expenses.
Interest Expense
After our issuance of 0.50% convertible senior notes due 2025, or the Notes, in an aggregate principal amount of $862.5 million in April 2020, interest expense consists primarily of contractual interest expense and amortization of the discount and debt issuance costs on our Notes.
Interest Income and Other Income, Net
Interest income and other income, net consists primarily of interest income earned on our cash, cash equivalents, and marketable securities, change in fair value of our strategic investments and gains or losses on foreign currency exchange.
Provision for Income Taxes
Provision for income taxes consists primarily of U.S. federal, state income taxes, and income taxes in certain foreign jurisdictions in which we conduct business. Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented other than provisions for foreign income tax.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended April 30,
	2021	2020
	(In thousands)
Revenue	$273,357	$201,650
Cost of revenue(1)	39,237	25,602
Gross profit	234,120	176,048
Operating expenses:
Research and development(1)	103,602	91,225
Sales and marketing(1)	123,947	110,320
General and administrative(1)	61,848	50,654
Total operating expenses	289,397	252,199
Loss from operations	(55,277)	(76,151)
Interest expense	(12,029)	(2,842)
Interest income and other income, net	40,426	4,708
Loss before income taxes	(26,880)	(74,285)
Provision for income taxes	1,065	142
Net loss	(27,945)	(74,427)
Net income attributable to noncontrolling interest(2)	—	784
Net loss attributable to Slack	$(27,945)	$(75,211)
_______________
(1)Includes stock-based compensation as follows:

	Three Months Ended April 30,
	2021	2020
	(In thousands)
Cost of revenue	$2,551	$2,354
Research and development	28,809	27,419
Sales and marketing	13,939	14,075
General and administrative	13,718	9,863
Total stock-based compensation	$59,017	$53,711
(2)Our condensed consolidated financial statements include our majority-owned subsidiary, Slack Fund. The ownership interest of minority investors in Slack Fund was recorded as a noncontrolling interest. In March 2021, we purchased all the outstanding interest in Slack Fund from the minority investors.

	Three Months Ended April 30,
	2021	2020
Revenue	100%	100%
Cost of revenue	14	13
Gross profit	86	87
Operating expenses:
Research and development	38	45
Sales and marketing	45	55
General and administrative	23	25
Total operating expenses	106	125
Loss from operations	(20)	(38)
Interest expense	(4)	(1)
Interest income and other income, net	14	2
Loss before income taxes	(10)	(37)
Provision for income taxes	—	—
Net loss	(10)	(37)
Net income attributable to noncontrolling interest	—	—
Net loss attributable to Slack	(10)%	(37)%

Comparison of the Three Months Ended April 30, 2021 and 2020
Revenue and Cost of Revenue

	Three Months Ended April 30,
	2021	2020	$ Change	% Change
	(In thousands)
Revenue	$273,357	$201,650	$71,707	36%
Cost of revenue	39,237	25,602	13,635	53
Gross profit	$234,120	$176,048	$58,072	33
Revenue increased $71.7 million, or 36%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase in revenue was primarily due to expansion within our existing Paid Customers, as reflected by our Net Dollar Retention Rate of 122% as of April 30, 2021, and the addition of new Paid Customers, as our number of Paid Customers grew from 122,000 as of April 30, 2020 to 169,000 as of April 30, 2021.
Cost of revenue increased $13.6 million, or 53%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to an $8.2 million increase in third-party hosting fees as the number of organizations on and, users of, Slack in general increased, a $3.4 million increase in personnel and related costs due to additional headcount to support the growth in organizations on Slack, and a $1.3 million increase in credit card payment processing fees as the volume of sales transactions increased.
Operating Expenses

	Three Months Ended April 30,
	2021	2020	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$103,602	$91,225	$12,377	14%
Sales and marketing	123,947	110,320	13,627	12
General and administrative	61,848	50,654	11,194	22
Total operating expenses	$289,397	$252,199	$37,198	15
Research and Development
Research and development expenses increased $12.4 million, or 14%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to a $10.2 million increase in personnel costs related to increased headcount, a $1.5 million increase stock-based compensation and related employer payroll taxes, and a $1.4 million increase in facility- and IT-related overhead costs to support our headcount growth.
Sales and Marketing
Sales and marketing expenses increased $13.6 million, or 12%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to a $16.4 million increase in personnel costs, which include customer experience and infrastructure employee costs for users of our free version, a $5.6 million increase in third-party hosting costs for users on a Free subscription plan of Slack, primarily due to continuing growth in our user base, and a $0.7 million increase in facility- and IT-related overhead costs to support our headcount growth. These increases were partially offset by a $6.2 million decrease in marketing expenses due to less spending on brand and advertising, and a $3.0 million decrease in travel costs due to COVID-19 travel restrictions.
General and Administrative
General and administrative expenses increased $11.2 million, or 22%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to a $6.7 million increase in legal fees including $3.0 million transaction expenses associated with the proposed Mergers with Salesforce, a $4.0 million increase in stock-based compensation and related employer payroll taxes, and a $1.8 million increase in personnel costs related to increases in our administrative, finance and accounting, legal, IT, and human resources headcount. These increases were partially offset by a $1.0 million decrease in corporate expenses mainly related to charitable contributions and corporate events.

Interest Expense
Interest expense increased by $9.2 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020 due to the amortization of debt discount and issuance costs for the convertible senior note issued in April 2020.
Interest Income and Other Income, Net
Interest income and other income, net was $40.4 million for the three months ended April 30, 2021, an increase of $35.7 million from the three months ended April 30, 2020. The increase was primarily driven by a net increase in realized and unrealized gains from our strategic investments of $38.3 million, partially offset by a decrease of interest income of $2.7 million due primarily to a decrease in interest rates.
Provision for Income Taxes
The provision for income taxes was $1.1 million for the three months ended April 30, 2021, an increase of $0.9 million from the three months ended April 30, 2020, primarily related to increase in tax from operations in foreign jurisdictions.
Liquidity and Capital Resources
As of April 30, 2021, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $1.4 billion and marketable securities of $308.5 million. Cash and cash equivalents are comprised of bank deposits and money market funds. Restricted cash consists of cash deposited with financial institutions as collateral for our obligations under the facility leases in San Francisco, California and Denver, Colorado. As of April 30, 2021, our restricted cash totaled $38.5 million. Marketable securities are comprised of certificates of deposit, U.S. agency securities, U.S. government securities, and corporate bonds. As of April 30, 2021, 94% of all cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our convertible preferred stock, convertible senior notes, common stock, and cash generated from the sale of our subscriptions.
We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1.6 billion as of April 30, 2021. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business.
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
In May 2019, we entered into a $215.0 million revolving credit and guaranty agreement with a syndicate of financial institutions. The revolving credit facility has an accordion option, which, if exercised, would allow us to increase the aggregate commitments by up to the greater of $200.0 million and 100% of the consolidated adjusted EBITDA of us and our subsidiaries, plus an unlimited amount subject to satisfaction of certain leverage ratio based compliance tests after giving effect to the exercise, in each case subject to obtaining additional lender commitments and satisfying certain conditions. Pursuant to the terms of the revolving credit facility, we may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing under such facility. As of April 30, 2021, we had no amounts or letters of credit issued and outstanding under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $215.0 million as of April 30, 2021.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$62,755	$8,729
Net cash provided by (used in) investing activities	190,198	(35,464)
Net cash provided by (used in) financing activities	(1,661)	755,961
Net increase in cash, cash equivalents and restricted cash	$251,292	$729,226
Cash Provided by Operating Activities
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
During the three months ended April 30, 2021, operating activities provided $62.8 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $27.9 million impacted by $54.5 million non-cash charges and $36.2 million of cash provided from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $59.0 million in stock-based compensation, $10.8 million of amortization of debt discount and issuance costs, $10.3 million of non-cash operating lease expenses, $7.5 million of depreciation and amortization, and $5.1 million of amortization of deferred contract acquisition costs, partially offset by a $39.9 million net gain as a result of the change in fair value of our strategic investments. The cash provided from changes in our operating assets and liabilities was primarily due to a $95.6 million decrease in accounts receivable, reflecting an increase in collections, a $5.2 million increase in deferred revenue due to additional billings with new and existing Paid Customers, and a $2.0 million increase in accounts payable due to the timing of payments. These amounts were partially offset by a $51.6 million decrease in accrued compensation and benefits mainly due to the payment of our corporate bonus to employees, $8.3 million of operating lease payments, a $4.1 million increase in prepaid expenses and other assets, and a $2.6 million decrease in other liabilities.
During the three months ended April 30, 2020, operating activities provided $8.7 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $74.4 million, impacted by $73.8 million non-cash charges and $9.4 million of cash provided from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $53.7 million in stock-based compensation, $8.7 million of non-cash operating lease expenses, $6.7 million of depreciation and amortization, $3.1 million of amortization of deferred contract acquisition costs, and $2.4 million of amortization of debt discount and issuance cost, partially offset by a $1.6 million gain as a result of the change in fair value of our strategic investments. The cash provided from changes in our operating assets and liabilities was primarily due to a a $39.5 million decrease in accounts receivable, reflecting an increase in collections and seasonal decrease in billings and a $4.4 million increase in deferred revenue due to additional billings with new and existing paid customers. These amounts were partially offset by a $13.3 million decrease in accrued compensation and benefits mainly due to the payment of our corporate bonus to employees, $8.7 million of operating lease payments, $6.6 million increase in prepaid expenses and other assets, a $3.7 million decrease in accounts payable due to the timing of payments, and a $2.1 million decrease in accrued expenses and other liabilities.

Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities during the three months ended April 30, 2021 was $190.2 million, which was primarily driven by maturities and sales of marketable securities of $196.2 million, partially offset by purchase of strategic investments of $6.0 million.
Net cash used in investing activities during the three months ended April 30, 2020 was $35.5 million, which was primarily driven by cash used to purchase marketable securities of $100.3 million, property and equipment of $5.0 million, and strategic investments of $4.0 million, partially offset by sales and maturities of marketable securities of $73.9 million.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities for the three months ended April 30, 2021 was $1.7 million, primarily driven by purchase of noncontrolling interest of $22.6 million, partially offset by proceeds from employee purchases of common stock under the employee stock purchase plan of $20.5 million and exercise of stock options of $1.3 million
Net cash provided by financing activities for the three months ended April 30, 2020 was $756.0 million, primarily driven by proceeds from the issuance of the Notes of $842.0 million, net of issuance costs, proceeds from employee purchases of common stock under the employee stock purchase plan of $16.6 million and exercise of stock options of $2.9 million, partially offset by a payment for Capped Calls related to the Notes of $105.6 million.
Contractual Obligations and Commitments
Our principal contractual commitments primarily consist of obligations under the Notes (including principal and coupon interest), operating leases for office space, and datacenter operations. For additional information of the Notes, operating lease obligations, and hosting commitments, refer to Note 6, Note 5, and Note 7 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
There has been no material change in our other contractual obligations primarily related to IT operations, sales and marketing activities, and acquisition related obligations in the ordinary course of business since our fiscal year ended January 31, 2021. See our Annual Report on Form 10-K filed with the SEC on March 19, 2021 for additional information regarding our contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of April 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 1. Description of Business and Summary of Significant Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on March 19, 2021. There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2021.
Recent Accounting Pronouncements
See Note 1 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $1.3 billion and marketable securities of $308.5 million as of April 30, 2021, which consisted of bank deposits, money market accounts, certificates of deposit, U.S. agency securities, U.S. government securities, and corporate bonds. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are regularly subject to claims, demands, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings involving employment, anti-discrimination, commercial disputes, competition, intellectual property disputes, including infringement of patents and other intellectual property, and other matters, and we may become subject to additional types of claims, demands, lawsuits, arbitration proceedings, administrative actions, government investigations, and legal and regulatory proceedings in the future and as our business grows, including proceedings related to acquisitions, securities issuances or business practices, or public disclosures about our business. Some of these are initiated by us and some are initiated against us. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Other than the matters described in Note 7, Commitments and Contingencies, of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which are incorporated by reference herein, we are not party to any material pending legal proceedings.
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
•the loss of key personnel during the pendency of the Mergers as employees and other service providers may experience uncertainty about their future roles with us following completion of the Mergers; and
•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Mergers, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.
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
In addition, as a result of the Mergers, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, certain key employees have departed and other key employees may depart because of issues relating to such uncertainty or a desire not to remain with Salesforce following the completion of the Mergers.
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
•it is possible that key employees might decide not to remain with Salesforce after the Mergers are completed, and the loss of key personnel, or difficulty integrating the cultures of Slack and Salesforce, could have a material adverse effect on the combined company's results of operations, financial condition, and growth prospects;
•the success of the combined company will also depend upon relationships with third parties and pre-existing customers of Slack and Salesforce, which relationships may be affected by customer preferences or public attitudes about the Mergers;
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
If any of these events were to occur, are perceived to occur, or are expected to occur, the value of the combined company and the Salesforce common stock received by our stockholders in the Mergers could be adversely affected.
The number of shares of Salesforce common stock issuable in the Mergers in respect of one share of our common stock is fixed and will not be adjusted. Because the market price of Salesforce common stock may fluctuate, Slack stockholders cannot be sure of the market value of the stock consideration they will receive in exchange for their Slack shares in connection with the transactions.
In connection with the Mergers, Slack stockholders will receive a fixed number of Salesforce shares for each of their shares of Slack Class A common stock and Slack Class B common stock (i.e., 0.0776 Salesforce shares for each Slack share). Accordingly, the market value of the stock consideration that our stockholders will receive in the Mergers will vary based on the price of Salesforce common stock at the time our stockholders receive the transaction consideration. As a result of any such changes in stock price, the market value of the shares of Salesforce common stock that our stockholders will receive at the time that the Mergers is completed could vary significantly from the value of such shares immediately prior to the public announcement of the Mergers.
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
Lawsuits have been filed against us and the members of our board of directors arising out of the proposed Mergers, and additional such lawsuits may be filed in the future, which may delay or prevent the proposed Mergers.
Stockholder complaints and other complaints have previously been filed against us, our board of directors, Salesforce, Salesforce's board of directors, and others in connection with the transactions contemplated by the Merger Agreement, and while all prior lawsuits have been voluntarily dismissed, additional such lawsuits may be filed in the future. The outcome of litigation is uncertain, and we may not be successful in defending against any such claims. Lawsuits could delay or prevent the Mergers, divert the attention of our management and employees from our day-to-day business, result in substantial costs to us, and otherwise adversely affect our business, results of operations, and financial condition.

The ability to complete the Mergers is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or the combined company or could cause either party to abandon the Mergers.
Completion of the Mergers is conditioned upon, among other things, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act, and the receipt of certain other regulatory approvals. In deciding whether to grant antitrust approvals, the United States Department of Justice, or the DOJ, and other regulatory agencies will consider the effect of the Mergers on competition. The DOJ, or other regulatory agencies, may condition their approval of the Mergers on Salesforce’s or our agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of Salesforce’s business following the Mergers. If we and Salesforce agree to these requirements, limitations, costs, divestitures, or restrictions, the ability to realize the anticipated benefits of the Mergers may be impaired. We cannot provide any assurance that we or Salesforce will obtain the necessary approvals or that any of the requirements, limitations, costs, divestitures, or restrictions to which we might agree will not have a material adverse effect on Salesforce following the Mergers. In addition, these requirements, limitations, costs, divestitures, or restrictions may result in the delay or abandonment of the Mergers.
On February 16, 2021, pursuant to the HSR Act, the Company and Salesforce each received a request for additional information and documentary material, often referred to as a “Second Request,” from the Antitrust Division of the DOJ. This Second Request, and any further inquiries or actions from the DOJ or other regulatory agencies, could have the effect of delaying, imposing restrictions on, or impeding the completion of the Mergers.
Risks Related to Our Business and Industry
The global COVID-19 pandemic has harmed and could continue to harm our business, results of operations, and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and the related public health measures, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. The COVID-19 pandemic, as well as measures undertaken to contain the spread of COVID-19, have decreased IT spending for many organizations, adversely affected demand for Slack, including attrition rates, and inhibited the ability of our salespeople to travel to potential customers and our customer success team to conduct in-person trainings and consulting work. Additionally, the COVID-19 pandemic has negatively impacted spending from certain new and existing customers, increased sales cycle times, negatively impacted collections of accounts receivable from certain customers, caused certain of our paid customers to file for bankruptcy protection or go out of business, and harmed our business, results of operations, financial condition, and could have other currently unforeseen negative impacts on us. We expect these negative impacts, among others, will continue due to the ongoing effects of the COVID-19 pandemic, although we cannot predict the duration or severity of such impacts. While we have developed and continue to develop plans to help mitigate the potential negative impact of the outbreak on our business, these efforts may not be effective and a protracted economic downturn will likely limit the effectiveness of our mitigation efforts.
While we estimate that less than 20% of our business is derived from industries most directly impacted by the COVID-19 pandemic, such as travel, hospitality, commercial real estate, ride sharing, and retail, many of our paid customers have been negatively impacted by the COVID-19 pandemic. Due to the COVID-19 pandemic, we have experienced an increase in paid customer churn and a decrease in expansion within existing paid customers. We expect these paid customer churn and expansion trends to continue due to the ongoing effects of the COVID-19 pandemic.
Further, the sales cycle for the evaluation and implementation of our paid versions, Pro (formerly called Standard) and Business+ (formerly called Plus), which typically ranges from a single day to multiple months, and of Enterprise Grid, which can typically range from multiple months to years, has lengthened due to the effects of the COVID-19 pandemic and could continue to lengthen, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. If our paid customers fail to pay us or reduce their spending with us, we will be adversely affected by an inability to collect amounts due, the cost of enforcing the terms of our contracts, including litigation, or a reduction in revenue. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue and we expect to continue to face difficulty accurately developing our financial forecasts.
The COVID-19 pandemic also presents challenges as our entire workforce is currently working remotely and shifting to assisting new and existing customers who are also generally working remotely. All of our currently planned customer, employee, and industry events have been shifted to virtual-only experiences, and we may deem it advisable to similarly alter, postpone, or cancel entirely, additional customer, partner, employee, or industry events in the future. In addition, especially as we plan for the return of some of our workforce to our offices and in-person customer, employee, and industry events, we may face additional challenges and incur increased workforce costs, including costs associated with implementing additional personnel and workplace safety protocols, the accrual of unused paid time off, and workplace or labor claims and disputes related to COVID-19.
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
We launched Slack publicly in 2014 and much of our growth has occurred in recent periods. As a result of our limited operating history, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. Additionally, the sales cycle for the evaluation and implementation of our paid versions, Pro (formerly called Standard) and Business+ (formerly called Plus), which typically ranges from a single day to multiple months, and of Enterprise Grid, which can range from multiple months to years, may also cause us to experience a delay between increasing operating expenses and the generation of corresponding revenue, if any. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors, causing our business to suffer and our Class A common stock price to decline.
We have a history of net losses, we anticipate increasing operating expenses in the future, and we may not be able to achieve and, if achieved, maintain profitability.
We have incurred significant net losses in each year since our inception, including net losses of $292.5 million, $568.4 million, and $138.9 million in fiscal years 2021, 2020, and 2019, respectively. We expect to continue to incur net losses for the foreseeable future and we may not achieve or maintain profitability in the future. Because the market for Slack, and the features, integrations, and capabilities we offer on Slack, is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand our partnerships, operations, and infrastructure, both domestically and internationally, continue to enhance Slack and develop and expand its features, integrations and capabilities, and expand and improve our application programming interfaces, or APIs. We also intend to continue to build and enhance Slack through both internal research and development as well as selectively pursuing acquisitions that can uniquely contribute to Slack’s capabilities. In addition, as we grow as a public company, we will incur additional significant legal, accounting, and other expenses that we did not incur as a private company. If our revenue does not increase to offset the expected increases in our operating expenses, we will not be profitable in future periods. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including any failure to increase the number of organizations on Slack, increase the number of our paid customers, or grow or maintain our Net Dollar Retention Rate, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, slowing demand for Slack, additional regulatory burdens, or increasing competition. As a result, our past financial performance may not be indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our Class A common stock to decline.
We have experienced rapid growth in recent periods and our recent growth rates may not be indicative of our future growth.
We have experienced rapid growth in recent periods. Our revenue was $902.6 million, $630.4 million, and $400.6 million for the years ended January 31, 2021, 2020, and 2019, respectively, representing annual growth 43% and 57%, respectively. While our revenue continues to grow, our rates of revenue growth are slowing and may continue to slow in the future. Further, as we operate in a new and rapidly changing category of software, widespread acceptance and use of Slack is critical to our future growth and success. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
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
Additionally, we expect our paid customer and revenue growth rates to be volatile in the near term as a result of the COVID-19 pandemic, and we are unable to predict the duration, degree, or volatility of future growth with any certainty. For example, due to the COVID-19 pandemic we have experienced an increase in net new Paid Customers, but also an increase in paid customer churn and a decrease in expansion within existing paid customers. We expect these paid customer churn and expansion trends to continue due to the ongoing effects of the COVID-19 pandemic.
If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.
We have experienced, and expect to continue to experience, rapid growth in our operations and employee headcount, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 2,165 employees as of April 30, 2020 to 2,597 employees as of April 30, 2021. We have established international offices, including offices in Australia, Canada, France, Germany, Ireland, India, Japan, South Korea, and the United Kingdom, and we plan to continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of users, organizations, and integrations on Slack, and in the amount of data that Slack supports. Additionally, our organizational structure is becoming more complex as we scale our operational, financial, and management controls as well as our reporting systems and procedures. Further, as our employees work from geographic areas across the globe and more of our employees work remotely on a permanent basis, we will require investment of resources and close monitoring of local regulations and requirements that continually change due to events that may have a global impact, such as the COVID-19 pandemic, and we may experience unpredictability in our expenses, employee productivity, and employee work culture.
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
Slack is a relatively new category of business technology in a rapidly evolving market for software, programs, and tools used by knowledge workers that is intensely competitive, fragmented, and subject to rapidly changing technology, shifting user and customer needs, new market entrants, and frequent introductions of new products and services. We also compete in various segments of the communication, collaboration, and integration software categories. Moreover, we expect competition to increase in the future from established competitors and new market entrants, including established technology companies who have not previously entered the market. Our primary competitor is currently Microsoft Corporation. Our other competitors fall into the following categories: productivity tool and email providers, such as Alphabet Inc. (including Google LLC); unified communications providers, such as Cisco Systems, Inc.; and consumer application companies who have entered the business software market, such as Facebook, Inc. We further compete against existing software, programs, and tools, such as email. With the rise in remote workforces due to the COVID-19 pandemic, the passage of time, the introduction of new technologies, the evolution of Slack and the market for products similar to Slack, and new market entrants, competition has intensified, and we expect it to continue to intensify in the future. Established companies are also developing their own communication and collaboration solutions, platforms for software integration, and secure repositories of information and data within their own core product, and may continue to do so in the future. Additionally, established companies may also acquire or establish product integration, distribution, or other cooperative relationships with our current competitors. For example, while we currently partner with Atlassian Corporation PLC, Google LLC, Okta, Inc., Oracle Corporation, ServiceNow, Inc., salesforce.com, inc., SAP SE, Workday, Inc., and Zoom Video Communications, Inc., among others, some have, and others may, develop and introduce products that directly or indirectly compete with Slack. New competitors or alliances among competitors may emerge and rapidly acquire significant market share due to factors such as greater brand name recognition, a larger existing user and/or customer base, superior product offerings, a larger or more effective sales organization, and significantly greater financial, technical, marketing, and other resources and experience. We also compete with companies that offer niche or specific point solutions in the communication, collaboration, and data use markets, normally focused on specific industries, geographies, or specific use cases, which attempt to address certain of the problems that Slack addresses. In addition, with the recent increase in large merger and acquisition transactions in the technology industry, particularly transactions involving cloud-based technologies, there is a greater likelihood that we will compete with other large technology companies in the future. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Companies resulting from these possible consolidations may create more compelling product offerings and be able to offer more attractive pricing options, making it more difficult for us to compete effectively.
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
In addition, some of our larger competitors, such as Microsoft, have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing Slack, including through offering free products, selling at zero or negative margins, product bundling, forced product migrations, auto-installation of applications, or closed technology platforms. We believe this has confused the market for Slack, lengthened certain sales cycles, and caused certain prospective customers not to purchase Slack. In addition, the product bundling and forced product migrations described above have reduced, and may in the future reduce, the overall market for Slack by preventing us from gaining access to sales opportunities and by forcing us to spend more resources to market and sell Slack. This competition has intensified in recent periods and we believe that it has harmed, and may continue to harm, our business, results of operations, and financial condition. In July 2020, we filed a complaint against Microsoft with the European Commission for engaging in certain behaviors that we believe are unlawful and anti-competitive. The complaint process is costly and time-consuming and we cannot provide assurance that the outcome of the process with the European Commission will be successfully resolved in our favor or, if it is resolved in our favor, that it will have a material effect on our business or the market for our products. Furthermore, we could be subject to retaliatory or other adverse measures by Microsoft, its employees, or agents in response to the complaint that we filed with the European Commission.
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
To increase our revenue and achieve and maintain profitability, we must add new users and organizations, convert users of and organizations on our free version into paid customers, grow or maintain our Net Dollar Retention Rate, expand usage within organizations on Slack, and sell premium subscription plans. We encourage organizations on our free version to upgrade to paid versions of Slack and paid customers of Pro (formerly called Standard) to upgrade to our premium subscription plans, Business+ (formerly called Plus) or Enterprise Grid, through in-product prompts and notifications, by recommending additional features and by providing customer support that explains the additional capabilities of our paid and premium plans. Additionally, we seek to expand within organizations on Slack by adding new users, having organizations on our Free or Pro (formerly called Standard) subscription plan upgrade to our premium plans, or expanding the use of Slack into other departments within an organization already on Slack. We often see enterprise decision-makers deciding to adopt Slack after noticing substantial organic adoption by individuals and teams within the organization. While we have experienced significant growth in the number of users on Slack, we do not know whether we will continue to achieve similar user growth rates in the future. Numerous factors may impede our ability to add new users and organizations, convert users of and organizations on our free version into paid customers, grow and maintain our Net Dollar Retention Rate, expand usage within organizations on Slack, and sell premium subscription plans, including our inability to convert organizations using our free version into paid customers, failure to maintain our self-service customer engagement model, failure to attract and effectively train new sales and marketing personnel, especially as we increase our sales efforts, failure to retain and motivate our current sales and marketing personnel, failure to develop or expand relationships with partners, failure to successfully deploy new features, integrations, and capabilities for organizations on Slack and provide quality customer experience, or failure to ensure the effectiveness of our marketing programs. We recently changed the names of our paid subscription plans and may change the names of subscription plans in the future. Changing the names of our subscription plans may cause confusion for customers and impede our ability to grow and maintain paid customers. Additionally, increasing our sales to large organizations requires increasingly sophisticated and costly sales efforts targeted at senior management and other personnel. If our efforts to sell to large organizations and organizations of all sizes are not successful or do not generate sufficient additional revenue, our business would suffer. See also “-Failure to effectively develop and expand our direct sales capabilities and successfully maintain and expand our self-service sales could harm our ability to increase the number of organizations on Slack and achieve broader market acceptance of Slack.”
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
Moreover, our business is subscription based, and organizations are not obligated to and may not renew their subscriptions after their existing subscriptions expire. Many of our subscriptions are sold for a one-year term, though some organizations choose a month-to-month subscription plan or multi-year subscription plan. While many of our subscriptions provide for automatic renewal, organizations have no obligation to renew a subscription after the expiration of the term, and we cannot ensure that organizations will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same subscription plan or upgrade to Business+ (formerly called Plus) or Enterprise Grid. With our fair billing practices and other types of enterprise billing arrangements, we may not earn revenue with greater adoption or we may not earn as much revenue as anticipated, for example, if the number of active users in an organization decreases or if the number of active users grows beyond what was estimated and billed. Organizations may or may not renew their subscriptions as a result of a number of factors, including their satisfaction or dissatisfaction with Slack or services, our pricing or pricing structure, changes to our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of economic conditions, in particular as a result of the economic effects of COVID-19, or reductions in our paid customers’ spending levels. In the past, some paid customers have elected to downgrade or not to renew agreements with us and it is difficult to accurately predict long-term Net Dollar Retention Rates. If organizations do not renew their subscriptions, renew on less favorable terms, fail to add more users, or reduce the number of users within their organization or if we fail to upgrade organizations on our Free or Pro (formerly called Standard) subscription plan to our premium subscription plans, Business+ (formerly called Plus) and Enterprise Grid, or expand within organizations on Slack, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition.

The COVID-19 pandemic has resulted in, and any prolonged economic slowdowns may continue to result in, paid customers on Slack requesting to renegotiate existing contracts on less advantageous terms to us than those currently in place, defaulting on payments due on existing contracts, not renewing at the end of the contract term, or choosing to renew with a smaller commitment than previous contracts. For example, in an effort to assist both new and existing paid customers facing challenges due to the economic impact of the COVID-19 pandemic, we have entered into, and expect to continue to enter into, more custom contracts and billing arrangements with new and existing paid customers, which may be less advantageous to us than our standard term contracts. These arrangements have included provisions such as the ability to defer payments, to pay in installments or over longer time periods, and other collection flexibility. We have also granted, and may in the future grant, billing concessions to existing paid customers. We have also granted, and may in the future grant, no-cost arrangements, larger discounts, and billing concessions to non-profit and educational customers. We have in the past, and may in the future, engage in promotional activities offering our services at substantial discounts in response to the COVID-19 pandemic. Any of these arrangements could harm our business, results of operations, and financial condition.
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
To remain competitive, we must continue to develop new features, integrations, capabilities, and enhancements to Slack. This is particularly true as we further expand and diversify our capabilities to address additional applications and markets. For example, in September 2017, we introduced a new beta feature, shared channels, which facilitates secure collaboration between companies. As of April 30, 2021, more than 91,000 Paid Customers have adopted shared channels using Slack Connect. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. If we are unable to develop features, integrations, and capabilities internally due to certain constraints, such as employee turnover, lack of management ability, or a lack of other research and development resources, our business may be harmed.
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
Further, we have created mobile applications and mobile versions of Slack to respond to the increasing number of people who access the Internet through mobile devices and access cloud-based software applications through mobile devices, including smartphones and handheld tablets or laptop computers. If these mobile applications do not perform well, our business may suffer. We are also dependent on third-party application stores that may prevent us from timely updating Slack, building new features, integrations, and capabilities, or charging for access or otherwise monetizing their platforms. We distribute the mobile Slack application via smartphone and tablet application stores managed by Apple and Google, among others. Certain of these companies are now, and others may in the future become, competitors of ours, and could stop allowing or supporting access to Slack through their products, could allow access for us only at an unsustainable cost, or could make changes to the terms of access in order to make Slack less desirable or harder to access, for competitive reasons. In addition, Slack interoperates with servers, mobile devices, and software applications predominantly through the use of protocols, many of which are created and maintained by third parties. We, therefore, depend on the interoperability of Slack with such third-party services, mobile devices, and mobile operating systems, as well as cloud-enabled hardware, software, networking, browsers, database technologies, and protocols that we do not control. Any changes in such technologies that degrade the functionality of Slack or give preferential treatment to competitive services could adversely affect adoption and usage of Slack. Also, we may not be successful in developing or maintaining relationships with key participants in the mobile industry or in ensuring that Slack operates effectively with a range of operating systems, networks, devices, browsers, protocols, and standards. If we are unable to effectively anticipate and manage these risks, or if it is difficult for users and organizations on Slack to access and use Slack, our business, results of operations, and financial condition may be harmed.
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
Negative publicity about our company, including about the quality, reliability, and security of our products, content shared by users and organizations on Slack (whether proactively shared by such users or shared by employee negligence, error, or malfeasance or improper user configuration or otherwise), changes to our products, policies and services, our privacy and security practices, our complaint against Microsoft filed with the European Commission, litigation, regulatory activity, the actions of users and organizations on Slack, or user experience with our products, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our product. In addition, following the announcement of our proposed transaction with Salesforce, our company may be impacted by negative publicity about Salesforce, our proposed transaction with Salesforce, and litigation related to the proposed transaction with Salesforce. Use of Slack by political organizations and campaigns and any resulting controversies involving such use, may heighten negative publicity risks for us. Such negative publicity could also have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business, results of operations and financial condition.
One of our marketing strategies is to offer a free version of Slack, and we may not be able to continue to realize the benefits of this strategy.
We offer a free version of Slack to promote initial usage, brand and product awareness, and organic adoption. Historically, not all users of and organizations on our free version convert to one of our paid versions. Our marketing strategy depends in part on users of and/or organizations on the free version of Slack convincing others within their organizations to use Slack and to drive the conversion to purchasing subscriptions to Pro (formerly called Standard), Business+ (formerly called Plus), or Enterprise Grid. We have also offered, and may continue to offer, free trials of our paid versions of Slack to certain users and organizations in an effort to drive purchases of our paid subscription plans. To the extent that some of these users and organizations do not become, or lead others to become, paid customers, we will not realize the intended benefits of this marketing strategy, which incurs costs as we must pay to host our free version and provide free trials of our paid versions, and our ability to grow our business may be harmed and our results of operations and financial condition could suffer.
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
We currently have sales personnel outside the United States in Australia, Canada, France, Germany, Ireland, Japan, Korea, the Netherlands, Sweden, and the United Kingdom, and we intend to expand our international operations. In fiscal years 2021, 2020, and 2019, our non-U.S. revenue was 39%, 37%, and 36%, of our total revenue, respectively. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing Slack in additional languages. Any additional international expansion efforts that we are undertaking and may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States or in other countries where we currently operate. These risks include, among other things:
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
International laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs. We intend to invest additional resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new international laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We have limited experience with respect to determining the optimal prices for Slack.
We have limited experience with respect to determining the optimal prices for Slack and, as a result, we have in the past, and expect in the future, that we will need to change our pricing model and subscription plans from time to time. In the past, including in connection with the recent COVID-19 pandemic, we have sometimes adjusted our prices either for individual paid customers in connection with long-term agreements or unique situations, and expect to continue to do so in the future. Moreover, demand for Slack is sensitive to price. Many factors, including general economic conditions, any economic downturn caused by COVID-19, our marketing, user acquisition, technology costs, customer expectations, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Further, certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with Slack or may bundle functionality compatible with Slack and offer a broader range of products and services. Similarly, certain competitors may use marketing strategies that enable them to acquire users more rapidly or at a lower cost than us, or both, and we may be unable to attract new users and organizations or grow or maintain our Net Dollar Retention Rate based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively internationally. In addition, if our mix of features, integrations, and capabilities on Slack changes or we develop additional versions for specific use cases or additional premium versions, then we may need to, or choose to, revise our pricing. There can be no assurance that we will not be forced to engage in price-cutting initiatives or to increase our marketing and other expenses to attract users and organizations to Slack and to grow or maintain our Net Dollar Retention Rate in response to competitive or other pressures, either of which could materially and adversely affect our business, results of operations, and financial condition.
Future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value, and harm our results of operations and financial condition.
The Merger Agreement with Salesforce provides for certain restrictions on our activities until the effective time of the Mergers or until the Merger Agreement is terminated, including restrictions on our ability to acquire any business. We have in the past acquired and may in the future seek to acquire, or invest in, businesses, products, or technologies that we believe could complement Slack, expand its breadth, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in June 2020, we completed our acquisition of Rimeto, an enterprise directory platform. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition. Specifically, these risks include the following:
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
Historically, we have funded our operations and capital expenditures primarily through equity issuances, convertible debt issuances, and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents, marketable securities, cash flow from operations, and amounts available under our revolving credit facility will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. Furthermore, the Merger Agreement with Salesforce restricts our ability to issue equity or convertible debt until the effective time of the Mergers or until the Merger Agreement is terminated. If we raise equity or equity-linked financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Our revolving credit facility restricts our ability to incur additional indebtedness, requires us to maintain specified minimum liquidity and revenue amounts, and restricts our ability to pay dividends. The terms of any additional debt financing may be similar or more restrictive. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:
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
Increasingly, companies are subject to a wide variety of attacks on their systems on an ongoing basis. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms, and ransomware), employee theft, malfeasance, misuse or error, password spraying, phishing, credential stuffing, and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to Slack, our internal systems and our partners’ systems, as well as the systems of organizations on Slack and the information that they store and process. Third parties may attempt to fraudulently induce employees, users, or organizations into disclosing sensitive information such as user names, passwords, or other information or otherwise compromise the security of our internal electronic systems, networks, and/or physical facilities in order to gain access to our data or the data of organizations on Slack, which could result in significant legal and financial exposure, a loss of confidence in the security of Slack, interruptions or malfunctions in our operations, and, ultimately, harm to our future business prospects and revenue. Security issues have in the past, and may in the future, arise in cases where Slack personnel, agents or processors fail to follow our policies or otherwise act inappropriately. Users or organizations on Slack may also disclose or lose control of their API keys, secrets, or passwords, or use the same or similar secrets or passwords on third parties’ systems, which could lead to unauthorized access to their accounts and data within Slack (arising from, for example, an independent third-party data security incident that compromises those API keys, secrets, or passwords). Further, if a channel is shared between paid customers or workspaces, the above risks, vulnerabilities, and threats may be “inherited” or transferred from one paid customer or workspace to another. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks, especially where they are attributable to the behavior of independent third parties beyond our control. The security measures we have implemented or integrated into Slack and our internal systems and networks (including measures to audit third-party and custom applications), which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect Slack and our internal systems and networks against certain attacks. For instance, we have experienced security incidents in the past, and may in the future, in which unauthorized third parties gained access to information maintained by us that included user names, email addresses, passwords, and information that users may have optionally added to their profiles, such as phone numbers. Furthermore, we and certain organizations on Slack have been contacted by third parties from time to time who claim to have obtained unauthorized access to customer data or user information. In addition, techniques used to sabotage or to obtain unauthorized access to systems and networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. As a result, it may not be possible for us to anticipate these techniques or implement adequate preventative measures to prevent an electronic intrusion into our systems and networks and we may be required to expend significant capital and financial resources to protect against such threats or to alleviate problems caused by breaches in systems, network, or data security.
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

Any failure or perceived failure by us to comply with federal, state, or foreign laws or regulations, industry standards, Internet accessibility standards, contractual obligations, or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release, or transfer of personal or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines, and penalties, or adverse publicity and could cause organizations on Slack to lose trust in us, which could have an adverse effect on our reputation and business. For example, fines of up to the greater of €20.0 million and 4% of our global turnover can be imposed for breaches of the E.U.’s General Data Protection Regulation. Additionally, California consumers whose information has been subject to a security incident may bring civil suits under the California Consumer Privacy Act, or the CCPA, for statutory damages between $100 and $750 per consumer. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.
We also expect that there will continue to be new proposed laws, regulations, Internet accessibility standards, and industry standards concerning privacy, data protection, and information security in the United States, the European Union, and other jurisdictions, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. For example, the CCPA took effect on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. Additionally, California voters approved the California Privacy Rights Act, or the CPRA, on November 3, 2020, which will amend and expand the CCPA, including by providing consumers with additional rights with respect to their personal data. The CPRA will come into effect on January 1, 2023, applying to information collected by businesses on or after January 1, 2022. The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Although we do not currently believe the CCPA or CPRA will have a material effect on our business, the implementation, interpretation, and enforcement of the CCPA and CPRA, as they relate to our business, remains uncertain at this time. Other U.S. states also are considering omnibus privacy legislation and privacy advocacy groups and technology and other industries are considering various new, additional, or different self-regulatory standards that may place additional burdens on us. Future laws, regulations, standards, and other obligations, including those related to the CCPA and CPRA, and changes in the interpretation of existing laws, regulations, standards, and other obligations could impair the ability of us or organizations on Slack to collect, use, or disclose information relating to consumers, which could decrease demand for Slack, increase our operating expenses, and impair our ability to maintain and grow the base of users and organizations on Slack and our revenue. Similarly, such laws could require changes to our technology, operations, and practices. New laws, amendments to, or re-interpretations of existing laws and regulations, industry standards, contractual obligations, and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct, and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state, and foreign data privacy laws and regulations, our ability to successfully operate our business and pursue our business goals could be harmed.
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
In relation to transfers of Personal Data out of the European Economic Area, or the EEA, and Switzerland to the United States, we are currently registered for both the E.U.-U.S. and the Swiss-U.S. Privacy Shield programs. On July 16, 2020, the Court of Justice of the European Union, or the E.U. Court, invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield program failed to offer adequate protections to E.U. personal data transferred to the U.S. The E.U. Court, in the same decision, deemed that an alternative transfer mechanism that we rely on known as the Standard Contractual Clauses, or SCCs, are valid, provided additional safeguards are in place. On November 10, 2020, the European Data Protect Board, or EDPB, issued recommendations on those additional safeguards, which are subject to change. We are in the process of formally documenting supplementary measures for our data transfer activities. The European Commission is expected to implement a new decision on SCCs between controllers and processors later in 2021 and we are monitoring guidance from the European Commission and EDPB. It is possible that the ability to transfer personal data from the E.U. to the United States will be restricted. We (and many other companies) may be required to adopt additional measures to accomplish and maintain legitimate means for the transfer and receipt of personal data from the E.U. to the United States and other third countries. These efforts will be subject to new and evolving guidance from regulators, and there continue to be concerns about whether the SCCs will face additional challenges. Until the remaining legal uncertainties regarding how to legally continue these transfers are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers. Our customers may view alternative data transfer mechanisms as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us. For example, some of our customers or potential customers in the E.U. may require their vendors to host all personal data within the E.U. and may decide to do business with one of our competitors who hosts personal data within the E.U. instead of doing business with us. Any inability to transfer personal data from the E.U. to the U.S. in compliance with data protection laws may impede our ability to attract and retain customers and adversely affect our business. Depending on the evolving legal framework, we may find it necessary to establish systems to maintain Personal Data originating from the European Union in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.
In addition, data protection regulation is an area of increased focus and changing requirements. The European Union adopted the General Data Protection Regulation 2016/679, or the GDPR, that took effect on May 25, 2018, largely replacing the current data protection laws of each E.U. member state. The GDPR applies to any organization with an establishment in the European Union for data processing purposes as well as to those outside the European Union if they process Personal Data of individuals in the European Union in connection with offering them goods or services or monitoring their behavior. The GDPR enhances data protection obligations for processors and controllers of Personal Data, including, for example, expanded disclosures about how Personal Data is to be used, limitations on retention of information, mandatory data breach notification requirements, and additional obligations on service providers (such as any third parties to whom we may transfer Personal Data). Non-compliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of our global revenue. Given the breadth and depth of changes in data protection obligations, compliance has caused us to expend significant resources, and such expenditures are likely to continue into the future as we continue our compliance efforts and respond to new interpretations and enforcement actions. In addition, separate E.U. laws and regulations (and member states’ implementations thereof) govern the protection of consumers and of electronic communications and these are also evolving. A draft of the new ePrivacy Regulation extends the strict opt-in marketing rules with limited exceptions to business-to-business communications, alters rules on third-party cookies, web beacons, and similar technology and significantly increases penalties. This law, as well as related changes to the European Union’s telecommunications regime, could subject us to additional privacy obligations of the sort that have historically been imposed primarily on telecommunication service providers. We cannot yet determine the impact that such future laws, regulations, and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. Further, the obligations imposed by E.U. data protection and related laws may conflict with the obligations imposed by other legal regimes, such as U.S. laws concerning government access to data. We may incur substantial expense in complying with the new obligations to be imposed by the GDPR, and we may be required to make significant changes in our business operations and product development, all of which may adversely affect our revenues and our business overall.

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
In addition, we use third parties to sell access to Slack and conduct business on our behalf abroad. We or such third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we can be held liable for the corrupt or other illegal activities of such third-party intermediaries, and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot assure you that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, results of operations, and prospects.
We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Some of our business activities may be subject to various restrictions under U.S. and E.U. export controls and trade and economic sanctions laws, including, among others, the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. U.S. and E.U. export control laws and U.S. and E.U. economic sanctions laws may prohibit or restrict the sale or supply of certain products, including encryption items and technology, and services to certain governments, persons, and entities and countries and territories, including those that are the target of comprehensive sanctions. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute Slack or could limit the ability of organizations on Slack to implement Slack in those countries. Although we take precautions to prevent Slack from being provided in violation of such laws and regulations, we have previously identified, and may continue to identify, customer accounts that may be using our products or services for the benefit of persons who are restricted or prohibited under U.S. economic sanctions regulations. We have recently submitted an initial voluntary self-disclosure to OFAC regarding potential violations of the OFAC regulations involving the provision of services to one or more restricted or prohibited customers. If we are found to be in violation of U.S. sanctions or export control laws, we may be fined or other penalties could be imposed. If we fail to comply with these laws and regulations in the future, we and certain of our employees could be subject to civil or criminal penalties, government investigation, loss of export privileges, and reputational harm. Further, obtaining the necessary authorizations, including any required licenses, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. Although we take precautions to prevent transactions with sanction targets, we cannot guarantee that such precautions will be fully effective and we could inadvertently provide Slack to persons prohibited by U.S. and E.U. sanctions, which could result in negative consequences to us, including government investigations, penalties, and harm to our reputation.
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
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, during our transition to a public company, we worked to improve the controls around our key accounting processes and our quarterly close process, we implemented a number of new systems to supplement our core enterprise resource planning system as part of our control environment, and we hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures and key metrics may be useful in evaluating our operating performance. We present certain non-GAAP financial measures and key metrics in this Quarterly Report on Form 10-Q and intend to continue to present certain non-GAAP financial measures and key metrics in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures and key metrics could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange, or the NYSE.
Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting annually. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the market price of our Class A common stock.

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, convertible senior notes, deferred contract acquisition costs, and stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. In addition, our headquarters and a plurality of our employees are located in San Francisco, California, a municipality that has enacted, and is currently considering enacting additional measures, to raise new or incremental taxes. Such measures may also adversely affect our results of operations and financial condition.
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
Our results of operations may be adversely affected if we are required to collect sales or other related taxes for subscriptions to Slack in jurisdictions where we have not historically done so.
States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. The application of federal, state, local, and international tax laws to services provided electronically is evolving. In particular, the applicability of sales taxes to Slack in various jurisdictions is unclear. We collect and remit sales tax and value-added tax, or VAT, in a number of jurisdictions. It is possible, however, that we could face sales tax or VAT audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional tax amounts from our paid customers and remit those taxes to those authorities. We could also be subject to audits in states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage organizations from subscribing to Slack, or otherwise adversely affect our business, results of operations, and financial condition.
Further, one or more state or foreign authorities could seek to impose additional sales, use or other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us. Liability for past taxes may also include substantial interest and penalty charges. Any successful action by state, foreign, or other authorities to compel us to collect and remit sales tax, use tax or other taxes, either retroactively, prospectively or both, could adversely affect our business, results of operations, and financial condition.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Our ability to use our net operating loss carryforwards and certain other tax attributes, such as research and development tax credits, may be subject to annual limitations, or other limitations, due to ownership change provisions under Sections 382 and 383 of the Code and other similar provisions. Under the Code, if a corporation undergoes an “ownership change”, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as tax credits, to offset its post-change taxable income or tax liability may be limited. We may have undergone ownership changes in the past and may undergo ownership changes in the future, including as a result of the completion of the Mergers. In addition, net operating loss carryforwards generated in tax years beginning after December 31, 2017 can be carried forward indefinitely but may only offset 80% of taxable income for taxable years beginning after December 31, 2020. For these reasons, we may not be able to realize a tax benefit from the use of our net operating losses or certain other tax attributes even if we attain profitability.
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
Our Class B common stock has ten votes per share, and our Class A common stock, which is listed on the NYSE, has one vote per share. As of April 30, 2021, our directors, executive officers, and their respective affiliates beneficially held in the aggregate 59.6% of the voting power of our capital stock, including the shares covered by voting agreements in favor of Stewart Butterfield. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until June 2029, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. Further, as a result of voting agreements between Stewart Butterfield, our co-founder, Chairman of the board of directors, and Chief Executive Officer, and each of our three other co-founders, and the shares he holds, Mr. Butterfield will be able to exercise voting rights with respect to an aggregate of 73,966,151 shares of Class B common stock and 1,760,883 shares of Class A common stock, which together represents approximately 58.8% of the voting power of our outstanding capital stock as of April 30, 2021. As a director and officer, Mr. Butterfield owes a fiduciary duty to our stockholders to act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Butterfield is entitled to vote his shares, and shares over which he has voting control as a result of voting agreements, in his own interests, which may not always be in the interests of our stockholders generally. Certain of our officers, directors, and stockholders, including Mr. Butterfield, have entered into voting agreements with Salesforce pursuant to which they have agreed, among other things, to vote their respective Slack shares in favor of the Mergers.
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
The shares of common stock subject to outstanding options and restricted stock unit, or RSU, awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144. In addition, certain holders of our common stock will have rights, subject to some conditions, to require us to file registration statements for the public resale of shares of Class A common stock or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
Furthermore, a substantial number of shares of our Class A common stock is reserved for issuance upon the exercise of the Notes, as defined below. If we elect to satisfy our conversion obligation on the Notes solely in shares of our Class A common stock upon conversion of the Notes, we will be required to deliver the shares of our Class A common stock, together with cash for any fractional share, on the second business day following the relevant conversion date.

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
•provide for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger, including the Mergers with Salesforce, or other sale of our company or its assets;
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
Further, borrowings under our revolving credit facility use the London Interbank Offered Rate, or LIBOR, as a reference rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In March 2021, relevant regulators confirmed that the publication of the one-week and two-month U.S. dollar LIBOR would cease after December 31, 2021, and all remaining U.S. dollar LIBOR tenors would cease after June 30, 2023. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established, or alternative reference rates to be established. It is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we will need to agree to an alternative rate of interest that gives due consideration to the then prevailing market convention for determining a rate of interest for similar syndicated loans in the United States, which will require an amendment to our revolving credit facility. The potential consequences of these actions cannot be fully predicted and may result in exposure to additional interest rate risk.
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
The conditional conversion feature of the Notes may adversely affect our financial condition and results of operations.
The conditional conversion feature of the Notes, which was triggered during the three months ended April 30, 2021, entitles holders of Notes to convert the Notes at any time during specified periods at their option. This conditional conversion feature was triggered when the last reported sale price of our Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on April 30, 2021 (the last trading day of the fiscal quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between May 1, 2021 and July 31, 2021. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Transactions relating to our Notes may affect the value of our Class A common stock.
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of such Notes. Our Notes are currently convertible at the option of their holders during the period between May 1, 2021 and July 31, 2021, and may again become convertible at the option of their holders under certain circumstances if the holders of the Notes do not elect to convert during this current period. If holders of our Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders.
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
Under FASB ASC Subtopic 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our condensed consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the applicable discount recorded, will be accreted up to the principal amount of the Notes, as the case may be, from the issuance date until maturity, which will result in non-cash charges to interest expense in our condensed consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock, and the respective trading price of the Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.
In August 2020, the FASB published an Accounting Standard Update for most convertible instruments (such as the Notes) that requires the entire debt amount to be classified as liability. This would eliminate recognition of non-cash charges to interest expense and accordingly would result in higher net income or lower net loss in our financial statements. Additionally, the new guidance eliminates the treasury stock method for most convertible instruments and instead requires application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be antidilutive. Upon adoption of the standard, which we will adopt in fiscal year 2022, we expect that we may be unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes. Accordingly, our diluted earnings per share is expected to be adversely affected in periods when we report net income after adoption of the standard.
General Risks
Adverse general economic and market conditions and reductions in IT spending may reduce demand for Slack, which could harm our revenue, results of operations, and cash flows.
Our revenue, results of operations, and cash flows depend on the overall demand for and use of Slack. Concerns about the systemic impact of a recession (in the United States or globally), energy costs, geopolitical issues, pandemics, or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in IT spending by existing and prospective organizations. The COVID-19 pandemic has resulted in, and any prolonged economic slowdowns may continue to result in, organizations on Slack requesting to renegotiate existing contracts on less advantageous terms to us than those currently in place, defaulting on payments due on existing contracts, not renewing at the end of the contract term, or choosing to renew with a smaller commitment than previous contracts. For example, in an effort to assist both new and existing paid customers facing challenges due to the economic impact of the COVID-19 pandemic, we have entered into, and expect to continue to enter into, more custom contracts and billing arrangements with new and existing paid customers, which may be less advantageous to us than our standard term contracts. These arrangements have included provisions such as the ability to defer payments, to pay in installments or over longer time periods, and other collection flexibility. We have also granted, and may in the future grant, billing concessions to existing paid customers. Any of these arrangements could harm our business, results of operations, and financial condition.
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
Volatility or lack of appreciation in the stock price of our Class A common stock may also affect our ability to attract and retain our key employees. Many of our senior personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options or RSUs, have significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our Class A common stock. If we do not maintain and continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, craftsmanship, teamwork, curiosity, and diversity, that we believe is necessary to support our growth.
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

Slack Technologies, Inc.

June 3, 2021	By:	/s/ Stewart Butterfield
Stewart Butterfield
Chief Executive Officer
(Principal Executive Officer)

June 3, 2021	By:	/s/ Allen Shim
Allen Shim
Chief Financial Officer
(Principal Financial Officer)